Form 10-Q
period 2015-06-30
GREY CLOAK TECH INC.
filed 2015-07-22
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-202542

GREY CLOAK TECH INC.
(Exact name of registrant as specified in its charter)

Nevada	47-2594704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10300 W. Charleston, Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 201-6450
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	14,306,666 shares
(Class)	(Outstanding as at July 20, 2015)

GREY CLOAK TECH INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREY CLOAK TECH INC.

Balance Sheets

	JUNE 30,	DECEMBER 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$201,079	$733
Accounts receivable	26,800	—
Total current assets	227,879	733

Fixed assets, net	3,254	—
Website, net	2,567	—
Total other assets	5,821	—

TOTAL ASSETS	$233,700	$733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$16,575	$—
Accounts payable - related party	16,000	—
Total liabilities	32,575	—

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 14,306,666 and 11,006,666 shares issued and outstanding, respectively	14,307	11,007
Additional paid-in capital	335,926	9,226
Accumulated Deficit	(149,108)	(19,500)
Total stockholders' equity	201,125	733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$233,700	$733

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

Statements of Operations

(unaudited)

	For the	For the
	three months	six months
	ended	ended
	June 30,	June 30,
	2015	2015

REVENUE	$34,800	$45,400

OPERATING EXPENSES
Direct cost of sales	1,255	1,255
Depreciation and amortization	529	529
General and administrative	71,180	90,523
General and administrative - related party	69,252	82,752

Total operating expenses	142,216	175,059

OTHER INCOME
Interest income	28	51

Total other income	28	51

Net loss before income taxes	(107,388)	(129,608)

Income tax provision	—	—

NET LOSS	$(107,388)	$(129,608)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	14,306,666	13,777,826

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

Statements of Cash Flows

(unaudited)

For the
six months
ended
June 30,
2015
Cash Flows from Operating Activities:
Net Loss	$(129,608)

Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	529
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,800)
(Increase) in accounts payable	16,575
(Increase) in accounts payable - related party	16,000
Net Cash used in Operating Activities	(123,304)

Cash Flows from Investing Activities:

Purchase of fixed assets	(3,550)
Purchase of website	(2,800)
Net Cash used in Investing Activities:	(6,350)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	330,000
Net Cash provided by Financing Activities	330,000

Increase in cash	200,346
Cash at beginning of period	733
Cash at end of period	$201,079

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to engaged in the business of cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form S-1/A, most recently filed with the Commission on June 19, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of an entire fiscal year or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company has recorded revenue upon the right to use the cloud based software which is billed monthly to its customers. The customers have the right to use the Company’s software on a month to month basis.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification is required.

NOTE 3 – RELATED PARTY

For the six months ended June 30, 2015, the Company had expenses totaling $36,082 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2015, there was $3,500 in accounts payable – related party.

For the six months ended June 30, 2015, the Company had expenses totaling $24,920 to a an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2015, there was $3,500 in accounts payable – related party.

For the six months ended June 30, 2015, the Company had expenses totaling $21,750 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2015, there was $9,000 in accounts payable – related party.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On December 19, 2014, the Company issued a total of 10,000,000 shares of common stock to its three founders for a cash contribution of $100.

On December 24, 2014 the Company issued 1,006,666 shares of common stock to four unaffiliated investors for proceeds of $20,133.

On January 30, 2015 the Company issued 3,290,000 units to unaffiliated investors in a Regulation D 506 private placement for proceeds of $329,000. Each unit consists of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for each warrant at an exercise price of $0.50 and expire on December 31, 2016.

On February 9, 2015 the Company issued 10,000 units for proceeds of $1,000 to an unaffiliated investor in the private placement disclosed above.

Warrant Issuances

In connection with the private placement disclosed in Note 4, the Company issued 3,300,000 warrants to purchase 3,300,000 shares of common stock with an exercise price of $0.50 and expire on December 31, 2016.

As of June 30, 2015, there were 3,300,000 warrants outstanding.

NOTE 5 – CONCENTRATIONS

All of the revenue generated during the three and six months ended June 30, 2015 was from one customer.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued and there were no material subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Grey Cloak Tech, Inc., a Nevada corporation ("Grey Cloak" or "the Company") was established on December 19, 2014. The Company's business is developing a cloud based software to detect advertising fraud on the internet. The Company’s mission is to provide meaningful ad targeting data to potential business customers that give the business the best possible chance of providing a profitable interaction with the consumer. The Company’s software product, is on a cloud based platform, and should help reduce fraud in digital advertising thus saving marketing dollars for real customers.

A version of the software was completed on April 1st for our first customer. We do not have a written or oral agreement with this customer and there is no guarantee that this customer will purchase any additional software or consulting services from the Company. The base version of the click fraud detection software was modified for that particular customer. The customer used the modified software for a specific new e mail and coupon campaign that required customization of our base version 1.0. The company hired one outside computer programmer in March 2015 who is working on a contract basis. That programmer worked on the modified version of the software alongside Fred Covely the company’s president and chief architect of the software. The company intends to keep working with this contracted programmer to service the company’s client and work on the base version of the click fraud detection software. The base version (version 1.0), of the click fraud detection software is available and marketing efforts have started for other customers. Management made a decision in March of 2015 to focus the programming efforts on the company’s first client and customize the base software for their specific needs. The company believes that the client is very satisfied with the product and will continue doing business with the company. As with all software the company will be constantly improving the product and releasing newer versions of the software and will update the company’s website to reflect the availability of a newer version.

Plan of Operation

The following is the plan of operations of the company. In addition to our primary business of selling click fraud detection software the company provides consulting services implementing the software and training client’s personnel, if required. Over the next twelve months the company will be focusing on making the base product stable and adding features that are deemed necessary to stop click and impression fraud. Marketing and Sales efforts will focus on building out an internal sales force as well as a distribution network. Our plan of operation is, as follows:

Establish our office: 0-1 month

The Company recently signed a Personal Services Management Agreement with Reliable Document Solutions on April 16, 2105. The agreement provides us with the use of an office is located at 902 Clintmore Road in Boca Raton, Florida 33487 plus related office services such as provision of call center, marketing and administrative assistance. There is room for a total of 6 employees. There are 5 cubicles and one executive office. The agreement also provides for access to office copiers and scanners, as well as conference room usage, The agreement has a 12 month term expiring May 14, 2016, with an automatic renewal unless either party elects to terminate within 30 days prior to May 14, 2016. The cost per month under this agreement is $2,000 plus reimbursement of cost and expenses that are not regular office expenses.

The company purchased 6 refurbished quad core desktop workstations with 22” monitor, keyboard, mouse, and software license for each workstation. The cost of the 6 workstations was $3,550 and was fully paid for on April 17 2015. Josh Silver the company’s director of Marketing will take care of our administrative duties, manage the office, interview and hire the necessary sales staff.

Hiring sales people: 1-3 months

The Company is currently doing a search for 5 software sales people. The qualifications for the sales people are as follows:

•	Must have business to business (“B2B”) sales experience/exposure

•	Minimum 2 years related experience

•	Excellent technical Skills including excel, PowerPoint, and web proficiency.

•	Proven closer with ability to overcome objectives

•	Demonstrated ability to consistently provide excellent customer support.

•	Bachelors degree-highly preferred

Although we are looking to hire 5 sales reps we will use the title for the position as “Account Executive.” We will be posting ads on Monster.com and we will try to hire a mix of seasoned sales executives with entry level/recent grads to verify performance.

Compensation will be $10-12 per hour plus performance based commission for entry level/recent grad. Compensation will be $14-16 per hour plus performance based commission for seasoned executives. The Company has a completed a 37 page “Employee Orientation Handbook”. The handbook is designed to provide information about working conditions, employee benefits, and policies affecting employment. The handbook also outlines state and federal guidelines and requirements including but not limited to, Equal Opportunity Employment, Immigration Law Compliance, Taxes, payroll information and deductions.

Website Development: 0-1 months

The company has developed the corporate website greycloaktech.com. The company hired a website developer who is also a graphic artist/web designer to build the website from scratch. The domain greycloaktech.com has been purchased and Godaddy is being used to host the website. The website is wordpress based and will be optimized for search engine optimization (“SEO”) which will be done on an ongoing basis. The website contains pertinent information regarding the product(s) and technology as well as contact information, investor relation information and a sign up page where a customer can request a demo. The website development costs, including site design and implementation was $2,000. Updating and improving our website will continue throughout the lifetime of our operations for additional monies.

Marketing campaign: 3-12 months, budget allocated $36,000-$52,000

We are building out a digital marketing program comprised of: SEO (search engine optimization), B2B (business to business) PPC (pay per click), Content strategy (i.e. posting articles in trade publications), E-mail marketing and social media. We will also test out an affiliate marketing program (where we would pay a commission to a digital marketer for a percentage of the sale.)

We will incorporate retargeting into all digital media ad spends in order to give our client a multi touch of our brand to maximize value of digital spend dollars. We plan to use internet catalogs and SEO in web search engines such as www.google.com (with using “Google Adwords”.)

We plan on advertising our services and products on Google, Linked-In, Ad Week, DM news, facebook and other specialized websites with using context ad. We also plan on attending trade shows.

We will be using a sales acceleration tool to track and analyze data and to project growth.

Our advertising budget will be spent on paying for any advertising- including banner ads, content development, digital marketing ad spend, designing and printing of business cards, brochures, pamphlets, tradeshows, and traveling expenses.

Results of Operation

Operating Results

During the six months ended June 30, 2015, we have generated $45,400 revenues, which was all derived from one customer, and have incurred $90,523 in total operating expenses and interest income of $51. The significant portions of general and administrative expenses were $82,752 was consulting fees – related party, $43,174 in subcontractors fees, $11,000 was accounting fees, $9,436 was marketing fees. A significant portion of the expenses are related to the process of going public and for the initial set up of the offices and hiring of subcontractors and for consulting fees due to related parties.

Liquidity and capital resources

At June 30, 2015 we had $201,079 of cash. Our cash needs have so far been met by proceeds from sale of common stock from the Regulation D 506 Private Placement Memorandum. The total amount raised in the PPM was $330,000. We plan to meet our cash needs during the next 12 month from the existing cash on hand and sales of the company’s software products. If additional funds are needed for continued operation’s the company will seek out capital from, debt, additional sales of securities, and possibly look to the current warrant holders to exercise their warrants. As of this date, we have had no discussions concerning a private placement, nor do we have an agreement with any broker / dealer. The current rate at which we use funds in our operations is approximately $23,000 a month. The minimum period of time we will be able to conduct planned operations using currently-available capital resources is approximately twelve months.

There is limited historical financial information about us on which to base an evaluation of our performance.  We have generated no significant revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our rebranding efforts, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we have enough cash on hand to cover the development of the software, the completion of the web site, legal and accounting expenses and start initial marketing of the company’s product.

While our officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and the Company.

If we are unable to meet our needs for cash from either our potential revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

No development related expenses have been or will be paid to our affiliates.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not expect to incur research and development costs.

We have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not have an Audit Committee; our sole director currently acts as our Audit Committee. We do not have an independent director and our sole director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act. We do not have a proper segregation of duties within accounting and financial reporting function and it may be a weakness.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Name and/or Identification of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (1)	By-Laws
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO
101 INS**	XRBL Instance Document
101.SCG**	XRBL Taxonomy Extension Schema
101.CAL**	XRBL Taxonomy Extension Calculation Linkbase
101.DEF**	XRBL Taxonomy Extension Definition Linkbase
101.LAB**	XRBL Taxonomy Extension Label Linkbase
101.PRE**	XRBL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on March 6, 2015.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREY CLOAK TECH INC.
(Registrant)

Signature	Title	Date

/s/Fred Covely	President and CEO	July 22, 2015
Fred Covely

/s/William Bossung	Principal Accounting Officer
William Bossung	Chief Financial Officer