Form 10-Q
period 2015-09-30
GREY CLOAK TECH INC.
filed 2015-11-16
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	14,556,666 shares
(Class)	(Outstanding as at November 16, 2015)

GREY CLOAK TECH INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form S-1/A, most recently filed with the Commission on June 19, 2015.

GREY CLOAK TECH INC.

Balance Sheets

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$112,918	$733
Accounts receivable	25,000	—
Prepaid expenses	136,631	—
Total current assets	274,549	733

Fixed assets, net	2,958	—
Website, net	2,333	—
Total other assets	5,291	—

TOTAL ASSETS	$279,840	$733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$16,250	$—
Accrued payroll and taxes	25,379	—
Total liabilities	41,629	—

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 14,556,666 and 11,006,666 shares issued and outstanding, respectively	14,557	11,007
Additional paid-in capital	591,234	9,226
Accumulated Deficit	(367,580)	(19,500)
Total stockholders' equity	238,211	733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,840	$733

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

Statements of Operations

(unaudited)

	For the	For the
	three months	nine months
	ended	ended
	September 30,	September 30,
	2015	2015

Revenue	$25,015	$70,415
Cost of revenue	38,065	39,320
Gross profit	(13,050)	31,095

OPERATING EXPENSES
General and administrative	170,422	261,423
General and administrative - related party	35,000	117,752

Total operating expenses	205,422	379,175

Net loss before income taxes	(218,472)	(348,080)

Income tax provision	—	—

NET LOSS	$(218,472)	$(348,080)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	14,314,818	13,958,791

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

Statements of Cash Flows

(unaudited)

For the
nine months
ended
September 30,
2015
Cash Flows from Operating Activities:
Net Loss	$(348,080)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,058
Non-cash compensation	18,928
Changes in operating assets and liabilities:
Accounts receivable	(25,000)
Accounts payable	16,250
Accrued payroll and taxes	25,379
Net Cash used in Operating Activities	(311,465)

Cash Flows used in Investing Activities:

Purchase of fixed assets	(3,550)
Purchase of website	(2,800)
Cash flows used in Investing Activities:	(6,350)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	430,000
Net Cash provided by Financing Activities	430,000

Increase in cash	112,185
Cash at beginning of period	733
Cash at end of period	$112,918

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to engaged in the business of cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Registration statement on Form S-1/A for the year ended December 31, 2014 filed with the SEC on June 19, 2015.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 – RELATED PARTY

For the three and nine months ended September 30, 2015, the Company had expenses totaling $4,500 and $46,082, respectively, to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2015, there was no accounts payable – related party.

For the three and nine months ended September 30, 2015, the Company had expenses totaling $3,500 and $31,920, respectively, to an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2015, there was no accounts payable– related party.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 3 – RELATED PARTY - CONTINUED

For the three and nine months ended September 30, 2015, the Company had expenses totaling $27,000 and $39,750 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2015, there was no accounts payable – related party.

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

On September 28, 2015, the Company issued 250,000 shares of common stock to an investor for cash totaling $100,000.

Warrant Issuances

In connection with the private placement of 3,290,000 units disclosed in Note 4, the Company issued 3,300,000 warrants to purchase 3,300,000 shares of common stock with an exercise price of $0.50 and expire on December 31, 2016.

On September 25, 2015, the Company granted 1,000,000 warrants to an entity for consulting services. The warrants entitle the holder to purchase 1,000,000 shares of common stock with an exercise price of $0.25 and expire on September 25, 2022. The warrants will vest 33.33% upon the acquisition of 17 million IP addresses, 33.33% upon the acquisition of additional 17 million IP addresses and 33.33% upon the acquisition of additional 16 million IP addresses. As of September 30, 2015, none of the warrants are vested.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY - CONTINUED

On September 25, 2015, the Company granted 2,000,000 warrants to an individual for the position of a member of the board of directors. The warrants entitle the holder to purchase 2,000,000 shares of common stock with an exercise price of $0.25 and expire on September 25, 2022. The warrants will vest 50% upon accepting the position on the board of directors which are contingent upon the Company securing a directors and officers insurance policy. The remaining 50% vest upon the earlier of a change of control transaction or April 1, 2016. As of September 30, 2015, none of the warrants are vested.

On September 28, 2015, the Company granted 650,000 warrants to an individual for consulting services. The warrants entitle the holder to purchase 650,000 shares of common stock with an exercise price of $0.25 and expire on September 28, 2018. Of the total, 350,000 warrants vest immediately and the remaining 300,000 warrants will vest 33.33% upon the acquisition of 17 million IP addresses, 33.33% upon the acquisition of additional 17 million IP addresses and 33.33% upon the acquisition of additional 16 million IP addresses. As of September 30, 2015, 350,000 of the warrants are vested.

On September 28, 2015, the Company granted 47,500 warrants to an individual for commissions. The warrants entitle the holder to purchase 47,500 shares of common stock with an exercise price of $0.40 and expire on September 28, 2018 and vest immediately. As of September 30, 2015, all of the warrants have vested.

As of September 30, 2015, there were 6,997,500 warrants outstanding, of which 3,697,500 are fully vested.

NOTE 5 – SUBSEQUENT EVENTS

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

A version of the software was completed on April 1, 2015 for our first customer. We do not have a written or oral agreement with this customer and there is no guarantee that this customer will purchase any additional software or consulting services from the Company. The base version of the click fraud detection software was modified for that particular customer. The customer used the modified software for a specific new e-mail and coupon campaign that required customization of our base version 1.0. The Company hired one outside computer programmer in March 2015 who is working on a contract basis. That programmer worked on the modified version of the software alongside Fred Covely the Company’s President and chief architect of the software. The Company intends to keep working with this contracted programmer to service the Company’s client and work on the base version of the click fraud detection software. The base version (version 1.0), of the click fraud detection software is available and marketing efforts have started for other customers. Management made a decision in March of 2015 to focus the programming efforts on the Company’s first client and customize the base software for their specific needs. The Company believes that the client is very satisfied with the product and will continue doing business with the Company. As with all software the Company will be constantly improving the product and releasing newer versions of the software and will update the Company’s website to reflect the availability of a newer version.

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

Establish our office: 0-1 month

The Company has moved the offices in Boca Raton Florida on July 21 2015, and terminated the lease with Reliable Document Solutions. The Company is leasing office space from Quest Workspaces at the cost of $2,500 per month. The new offices are located at 1200 N Federal Hwy Suite 200 Boca Raton Florida 33432.

The Company purchased 6 refurbished computers at a cost of $3,550. Josh Silver the Company’s director of Marketing, will take care of our administrative duties, manage the office, interview and hire the necessary sales staff.

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

Results of Operation

Operating Results

During the three months ended September 30, 2015, we have generated $25,015 in revenues, $38,065 in direct cost of sales (including hosting and subcontractor fees) and have incurred $205,422 in total operating expenses. The significant portions of general and administrative expenses were $35,000 consulting fees – related party, $10,500 was accounting fees, $30,730 was marketing fees. A significant portion of the expenses are related to the process of going public and for the initial set up of the offices and hiring of subcontractors and for consulting fees due to related parties.

During the nine months ended September 30, 2015, we have generated $70,415 in revenues, $39,320 in direct cost of sales (including hosting and subcontractor fees) and have incurred $379,175 in total operating expenses. The significant portions of general and administrative expenses were $117,752, consulting fees – related party $27,914, $20,500 was accounting fees, $40,166 was marketing fees. A significant portion of the expenses are related to the process of going public and for the initial set up of the offices and hiring of subcontractors and for consulting fees due to related parties.

Liquidity and capital resources

At September 30, 2015 we had $112,918 of cash. Our cash needs have so far been met by proceeds from sale of common stock. The total amount raised was $330,000. Additionally, this quarter we raised $100,000 in equity financing. We plan to meet our cash needs during the next 12 months from the existing cash on hand and sales of the Company’s software products. If additional funds are needed for continued operations the Company will seek out capital from, debt, additional sales of securities, and possibly look to the current warrant holders to exercise their warrants. As of this date, we have had no discussions concerning a private placement, nor do we have an agreement with any broker / dealer. The current rate at which we use funds in our operations is approximately $23,000 a month. The minimum period of time we will be able to conduct planned operations using currently-available capital resources is approximately twelve months.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company sold 250,000 shares of common stock for $100,000. The issuance was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2), the investor was sophisticated, and there was no solicitation in connection with the offering.

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

GREY CLOAK TECH INC.
(Registrant)

Signature	Title	Date

/s/Fred Covely	President and CEO	November 16, 2015
Fred Covely

/s/William Bossung	Principal Accounting Officer	November 16, 2015
William Bossung	Chief Financial Officer