Form 10-K
period 2015-12-31
GREY CLOAK TECH INC.
filed 2016-03-30
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Grey Cloak Tech Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-2594704 (I.R.S. Employer Identification No.)
10300 W. Charleston Las Vegas, NV (Address of principal executive offices)	89135 (Zip Code)

Registrant’s telephone number, including area code (702) 201-6450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $672,585 based on the last sale price of $0.10 prior to June 30, 2015. The common stock did not start to trade until November 6, 2015. The voting stock held by non-affiliates on March 22, 2016 consisted of 6,725,849 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 22, 2016, there were 15,225,849 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

GREY CLOAK TECH INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated on December 19, 2014 in the State of Nevada.

Overview

We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $116,000 in the year ended December 31, 2015, approximately 85% of which was from a single customer.

The Market

Click Fraud

Click fraud occurs on the internet in pay-per-click online advertising when a person, automated script, or computer program imitates a legitimate user of a web browser by clicking on an ad for the purpose of generating a charge per click without having actual interest in the ad. There are two primary incentives for committing click fraud. First, adwords advertisers may try to attack competitors by raising their costs or exhausting their ad budget. Second, adsense publishers may click ads appearing on their own websites in order to inflate revenue. Often the number of clicks and their value is so small that the fraud goes undetected. Publishers may claim that small amounts of fraudulent clicks is an accident, which is often the case. Large-scale fraud will often run scripts which simulate human clicking on ads in web pages. Sophisticated scripts can mimic human behavior and use trojan code to turn the average person’s machines into zombie computers and use sporadic redirects to turn the oblivious user’s actions into actions generating revenue for the scammer.

The five most common methods for carrying out click fraud attacks are:

•	manual clicking,
•	click farms (hiring individuals to click ads),
•	pay-to-click sites (pyramid schemes created by publishers),
•	click bots (large scale software to automate clicking), and
•	botnets (hijacked computers utilized by click bots).

Our software platform will focus on all five methods. Our software is intended to reduce (using our Standard Version) or eliminate (using our Pro Version) fraudulent traffic. Our customers will be able to better understand and make more efficient use of their marketing dollars.

Quantifying Click Fraud

According to a recent study conducted by the Association of National Advertisers (ANA) and White Ops entitled “The Bot Baseline: Fraud in Digital Advertising”, click fraud, and fraudulent “bot” traffic, will cost the global display advertising industry $6.3 billion in 2015. The ANA recruited 36 member companies to participate in the study. The participants worked with a wide variety of agency partners, including media agencies, full-service agencies, and in-house agencies. The study measured 181 campaigns, 5.5 billion impressions in 3 million domains over 60 days to determine fraud activity. The 57 page report is public information and is available and wildly published on the internet.

Results of the study include:

•	botnet controllers hijack everyday consumers’ identities and home machines to conduct ad fraud,
•	almost a quarter (23 percent) of video ad impressions were identified as bot fraud,
•	eleven percent of display ad impressions were classified as bot fraud,
•	publishers who bought sourced traffic from a third party, as a means to drive additional unique visitors to their site, had a bot fraud rate of 52 percent on that sourced traffic,
•	programmatic display bot traffic averaged 17 percent bot fraud, and
•	bot fraud for retargeted ads was 19 percent.

The study also revealed that bot fraud levels vary across the day with peak activity occurring when users are sleeping, but their computers are still awake, between midnight and 7am. Additionally, impressions coming from older web browsers such as IE6 (Internet Explorer 6) and IE7 had fraud levels of 58 and 46 percent, respectively.

Our Mission

Our mission is to provide meaningful ad targeting data to potential business customers that gives them the best possible chance of providing a profitable interaction with the consumer.

Anticipated Products

Our software platform will provide customers with the ability to track who is viewing and interacting with their ads. Our software will provide reporting and/or filtering of fraudulent traffic as well as a rating of each connection based on the customer’s needs and the likely fit of specific consumers and households. Customers will be able to filter reports based on the following:

•	location: is the consumer in my locale?
•	social rating: is the consumer connected to others and likely to broadcast my products or services?
•	temporal: is the click coming through at a time that is meaningful for my business?
•	interested: does the consumer have an interest in my product and services?

We will offer our software on a subscription based model, anticipated to be as follows:

•	Basis Subscription - $1,500/month, offering reporting on traffic quality and fraud;
•	Pro Subscription - $5,000/month, offering reporting on traffic quality and fraud, as well as blocking of fraudulent clicks;
•	Campaign Certification - $250/campaign. For ad agency customers, this can be purchased on a per-campaign basis and will certify that the traffic garnered by the campaign was fraud-free;
•	Reporting - $250/report. This can be purchased on a one-time basis and analyzes the amount of fraud and quality of traffic to a particular domain name.

Additional future software products are expected to include the release of:

•	Enterprise Subscription - $10,000/month, offering enterprise level protectioni and reporting to high-traffic internet customers;
•	MCA (Multi Channel Attribution) - $8,000/month, correlating digital traffic across multiple enterprise platforms.

To date, we have not generated revenue using any of the above subscription offerings.

Accessing Our Technology

Our software application has been uploaded to the Amazon cloud. The overall system runs over redundant MySql instances using the Amazon SAN for storage of the data. MySql is a relational database management system (RDBMS). MySql is the most widely used open-source (RDBMS) enabling the delivery of reliable, high performance and scalable web based applications. Our use of Amazon computing services is based on a month to month agreement. Amazon has data centers in the U.S., Ireland, Brazil, Singapore, and Tokyo. All of our services can run in any of the data centers at any time based upon demand. This allows for scalability to very large numbers of concurrent users and clicks.

Sales and Marketing

We aspire to be a provider of “quality of visitor” information to businesses who use the internet world wide. Our first year efforts will be focused on deploying the software platform to small and medium business using a combination of traditional enterprise software sales techniques, digital marketing, and ad agencies who need better accountability for their customers.

Areas of Sales and Marketing effort will include:

•	online sales - using web search, pay-per-click advertising, and social media advertising to drive customers directly to our website;
•	affiliate/dealer sales – offering our products through an affiliate channel on the internet. Affiliates will receive a commission for orders placed with their customers.
•	oem sales – using existing original equipment manufacturers in the computer and software industry to sell the software alongside their current line of products. This may include white labeling, distributing, and product bundling.

Patents and Intellectual Property Rights

We have not filed for any intellectual property protection, however we intend to file a provisional patent for the connection rating and filtering algorithms, and we are considering another patent for our data collection technology.

In addition to the patents we are considering, we use intellectual property law that may include a combination of copyright, trade secret and confidentiality agreements to protect our intellectual property. Our employees and independent contractors will be required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business. We do not anticipate being a governmental contractor. We may be, however, subject to United States export control restrictions.

Competition

We are in an extremely competitive marketplace. Our primary competitors include Distil Networks, Fraudlogix, Forensiq, and Adometry. Each of these competitors is larger than us, has more resources than us, and already has a position in the marketplace. We hope that we can compete with these and other competitors based on ease and speed of product deployment and use, our analytical and statistical capabilities, performance and scalability, the quality and reliability of our customer service and support, total cost of ownership, and the return on investment for the customer.

Employees

As of the date hereof, we do not have any employees other than our officers and directors. Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information, together with the other information contained in this Annual Report, before you decide to buy our common stock. If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We are developing software to detect internet click fraud. We face risks in developing our product candidates and services and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history, we are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 19, 2014 and we have not fully developed our proposed business operations and have no significant revenue. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2015, was $750,372, of which most is for professional fees in connection with our formation and initial stock offering. Based on our cash position of $1,536 as of December 31, 2015, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

Our ability to maintain profitability and positive cash flow is dependent upon our ability to attract new customers who will buy our products and services, and our ability to generate sufficient revenue through the sale of those products and services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses that may exceed revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event we cannot generate sufficient revenues and/or secure additional financing, we may be forced to cease operations.

We have one major customer at this time, there is no assurance that we will make a profit.

We have one major customer at this time. We do not have a written or oral agreement with this customer and there is no guarantee that this customer will purchase any additional software or consulting services from us.

Because our officers and directors have other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and directors have other outside business activities and will only be devoting between 20-75% of their time, or 8-30 hours per week each, to our operations, our operations may be sporadic and occur at times which are convenient for them. These outside interests may deter from our development. In the event they are unable to fulfill any aspect of their duties, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our stockholders will lose their investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our stockholders.

Our controlling stockholders have significant influence over the Company.

As of December 31, 2015, our officers and directors own 55.8% of the outstanding common stock. As a result they will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

Our current officers and directors may set salaries and perquisites in the future, which the Company is unable to support with its current assets.

At present, Mr. Bossung is being paid $7,000 per month.

There are no written employment agreements with any of our employees, and our officers and directors may decide to award themselves higher salaries and other benefits. We do not have significant revenues, and there is no guarantee that we will have significant revenue in the near future. We will be unable to support any higher salaries or other benefits for management, which will cause us to cease operations.

We may engage in strategic transactions that fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

We may not be able to gain or sustain market acceptance for our products and services.

Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we will successfully complete our development and introduction of new products and services or that any such products and services will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and services on a timely basis.

The market for products and services in the internet fraud business is highly competitive, and we may not be able to compete successfully.

The market for our software is intensely and increasingly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in our target market are offering, or may soon offer, products and services that may compete with our soon to be released product. Our current primary competitors generally fall into two categories: large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our software, and new and emerging click-fraud analytic software companies that the company may or may not know about We expect competition to increase as other established and emerging companies enter the click-fraud detection analytic software market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based software. This is a relatively new and evolving area of software, and we anticipate competition to increase based on customer demand for this type of product.

Many of our competitors, particularly large software companies, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with our potential customers and extensive knowledge of the industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Moreover, many of these competitors are bundling their click-fraud detection software into larger software sales, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include ease and speed of product deployment and use, analytical and statistical capabilities, performance and scalability, the quality and reliability of our customer service and support, total cost of ownership, return on investment for the customer. Any failure by us to compete successfully in any one of these or other areas will adversely affect our business, results of operations and financial condition.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers. In addition, our prospective indirect sales channel partners may establish cooperative relationships with our competitors. These relationships may limit our ability to sell our product through specific distributors, technology providers, database companies and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain sales from potential customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition would be harmed.

Our success is highly dependent on our ability to penetrate the market for click-fraud analytic software as well as the growth and expansion of that market.

The market for click-fraud analytics software like ours is relatively new, rapidly evolving and unproven. Our success will depend in large part on our ability to penetrate the existing market for click-fraud detection and analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for click-fraud analytics solutions. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our product, as well as customers’ willingness to adopt a different approach to click-fraud data analysis. Furthermore, many potential customers have made significant investments in other software systems and may be unwilling to invest in new software. If we are unable to complete and sell our click-fraud cloud based, our business, results of operations and financial condition would be adversely affected.

We will derive all of our revenue from one software product.

We currently expect to derive substantially all of our revenue from our cloud based click-fraud detection software product. As such, the development and sale of this software product is critical to our success. The Sales for our software is affected by a number of factors, including market acceptance, the timing of development and release of the product still in development, new products by our competitors, price changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding click-fraud analytics market, and general economic conditions and trends. If we are unable to complete development of the product and sell the software or get market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

Real or perceived errors, failures or bugs in our software could adversely affect our results of operations and growth prospects.

Because our software is new, not tested, undetected errors, failures or bugs may occur. Our click-fraud detection software may or will be installed and used in computing environments with different operating systems, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our product as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, which could cause us to lose potential customers and could adversely affect our results of operations.

Our success depends on our ability to sell our product and establish an indirect sales channel.

We need to establish indirect sales and sales channel partners, such as original equipment manufacturers, technology partners, systems integrators and resellers. Indirect sales channel partners are becoming an increasingly important aspect of software sales. We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our software. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute our products. There can be no assurance that our channel partners will comply with the terms of our commercial agreements with them or will continue to work with us when our commercial agreements with them expire or are up for renewal. If we are unable to maintain our relationships with these channel partners, or these channel partners fail to live up to their contractual obligations, our business, results of operations and financial condition could be harmed.

Economic uncertainties or downturns could materially adversely affect our business.

Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on click-fraud analytic software.

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for us to forecast and plan future business activities accurately, and they could cause our potential customers to reevaluate their decisions to purchase our product, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our potential customers may tighten their advertising budgets which reduce the need for click-fraud detection software. To the extent purchases of our software are perceived by potential customers to be discretionary, sales of our product may never occur. Also, customers may choose to develop in-house software as an alternative to using our product.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate do not improve, or worsen from present levels, our business, results of operations, financial condition and cash flows could be adversely affected.

We are dependent on the services of key personnel and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We are highly dependent on the principal members of our management team, including our President and Chief Executive Officer, Fred Covely. We are also dependent on technical and programing personnel. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced technical or programing personnel could have a material adverse effect on our financial condition and results of operations.

Other companies may claim that we have infringed upon their intellectual property or proprietary rights.

We do not believe that our products and services violate third-party intellectual property rights; however, we have not had an independent party conduct a study of possible patent infringements. Nevertheless, we cannot guarantee that claims relating to violation of such rights will not be asserted by third parties. If any of our products or services are found to violate third-party intellectual property rights, we may be required to expend significant funds to re-engineer or cause to be re-engineered one or more of those products or services to avoid infringement, or seek to obtain licenses from third parties to continue offering our products and services without substantial re-engineering, and such efforts may not be successful.

In addition, future patents may be issued to third parties upon which our products and services may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products or services in the United States or abroad, and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could be costly and have a material adverse effect on our business.

Our success depends on our ability to protect our proprietary technology.

Our success depends, to a significant degree, upon the protection of our proprietary technology, and that of any licensors. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection could be material. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

We may also rely on trademarks, trade secrets and contract law to protect certain of our proprietary technology. There can be no assurance that any trademarks will be approved, that such contract will not be breached, or that if breached, we will have adequate remedies. Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

Our future growth may be inhibited by the failure to implement new technologies.

Our future growth is partially tied to our ability to improve our knowledge and implementation of internet fraud technologies, which is a rapidly changing market. The inability to successfully implement commercially viable fraud detection technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

Risks Related To Our Common Stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to Biomedical Industry companies;
•	changes in financial estimates or recommendations by securities analysts;
•	announcements of innovations or new products or services by us or our competitors;
•	the emergence of new competitors;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations; and
•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTCQB and/or we may be forced to discontinue operations.

Our common stock is listed for trading on the OTCQB. We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCQB and/or continue as a going concern. Our ability to continue trading on the OTCQB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCQB and/or we may be forced to discontinue operations.

Our common stock is listed for quotation on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. Broker-dealers often decline to trade in over-the-counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

Fred Covely and William Bossung collectively own 8,000,000 shares of our outstanding common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this annual report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

The market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Due to the lack of a developed trading market for our securities, you may have difficulty selling your shares.

Our stock currently trades on the OTCQB tier maintained by OTC Markets Group, Inc. There currently is a very limited public trading market for our common stock. The lack of a developed public trading market for our shares may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares. As a result an investment in the shares may be illiquid in nature and investors could lose some or all of their investment.

Our status as an “emerging growth company” under the JOBS Act OF 2012 may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

We will incur ongoing costs and expenses for SEC reporting and compliance, without increased revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, we will have ongoing SEC compliance and reporting obligations. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require increased revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We have outstanding convertible debt, which, if repaid will require a significant amount of capital, or if converted into our common stock could have a material adverse effect on our stock price.

Subsequent to December 31, 2015, we entered into a convertible promissory note in the original principal amount of $100,000 which is convertible into our common stock at $0.10 per share (or a lower conversion price if our stock drops below certain levels). In addition, we entered into a convertible promissory note in the original principal amount of $50,000, which is convertible into our common stock at 56% of the lowest trading price during the twenty trading days prior to conversion.

Repayment of the note must be done at a premium to the then-outstanding balance. If, rather than repay these notes, we allow them to convert into our common stock after six months, it could be sold into the open market at the time of conversion.

We have the right to issue additional common stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 75,000,000 shares of common stock, of which there are currently 15,225,849 shares issued and outstanding, and up to an additional 4,796,250 of which may be issued and outstanding if all of our currently outstanding warrants were exercised and converted into common stock. We therefore have up to an additional 54,977,901 authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 8,500,000 shares of our common stock, representing approximately 55.8% of our total issued shares. Each individual officer and director may be able to sell up to 1% of our outstanding stock (currently approximately 152,258 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this annual report may prove incorrect.

This Annual Report contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the biotechnology industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this annual report will, in fact, transpire.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that we have not received any written comments from the Commission staff within the 180 days before the end of our fiscal year to which this Annual Report relates regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 – PROPERTIES

We do not currently maintain office space.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCPink tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “GRCK.” Our stock has traded there since November 6, 2015. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal year ended December 31, 2015, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2016	First Quarter (through March 11, 2016)	$1.00	$0.45

2015	Fourth Quarter (since November 6, 2015)	$1.50	$0.15
	Third Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	First Quarter	N/A	N/A

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 22, 2016, there were 15,225,849 shares of our common stock issued and outstanding and held by 31 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have a stock option or grant plan.

Recent Issuance of Unregistered Securities

The following sales of equity securities occurred during the three month period ended December 31, 2015:

On November 9, 2015, we issued 125,000 units to two investors for cash totaling $50,000. Each unit consists of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for each warrant at an exercise price of $0.40 and expire on November 9, 2018. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On November 11, 2015, we issued a warrant to purchase 23,750 shares of common stock to an individual for services rendered. The warrant has an exercise price of $0.40 and expires on November 11, 2018. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

Use of Proceeds from Registered Securities

As of the date of this filing, we have received $30,000 in proceeds from the exercise of 60,000 of the 3,300,000 warrants exercisable at $0.50 per share that were included in our Registration Statement on Form S-1 declared effective on July 10, 2015.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $116,000 in the year ended December 31, 2015, approximately 85% of which was from a single customer.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from inception (December 19, 2014) through December 31, 2014, and the year ended December 31, 2015, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2015 and 2014

Introduction

We were formed on December 19, 2014. As a result, most of our discussion herein will address only our results of operations for the year ended December 31, 2015.

We had revenues of $115,551 for the year ended December 31, 2015. Our operating expenses were $846,484 for the year ended December 31, 2015, and consisted primarily of general and administrative expenses associated with getting the company public and further development of our business plan.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2015	2014	(Decrease)

Revenue	$115,551	$—	$115,551

Operating expenses:
Direct cost of sales	46,626	—	46,626
General and administrative	386,601	10,500	376,101
General and administrative – related party	413,257	9,000	404,257
Total operating expenses	846,484	19,500	826,984

Net operating loss	(846,484)	(19,500)	826,484
Other income/(expense)	61	—	61

Net loss	$(730,872)	$(19,500)	$711,372

Revenues

The Company was established on December 19, 2014 and had no revenue in 2014 and $115,551 in revenues. Approximately 85% of the total revenue came from a single customer in 2015.

Direct Costs of Sales

Direct costs of sales was $46,626 for the year ended December 31, 2015 and consisted of computer programmer and hosting costs.

General and Administrative

General and administrative expense was $386,601 for the year ended December 31, 2015 and consisted mainly of consulting $71,671, selling expenses of $57,902, commissions of $33,808, transfer agent and filing fees of $21,610, and accounting fees of $22,000.

General and administrative – related party expense was $413,257 for the year ended December 31, 2015 and consisted of salaries and wages of $68,000 and consulting fees of $345,257.

Operating Loss

Our operating loss for the year ended December 31, 2015 was $730,933.

Other Income and Expense

Other income for the year ended December 31, 2015 was $61 and consisted of interest income.

Net Loss

Our net loss for the year ended December 31, 2015 was $730,872, or $(0.05) per share.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2015, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2015 was $1,536. Our monthly cash flow burn rate in 2015 was approximately $39,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2015 and December 31, 2014, respectively, are as follows:

	December 31, 2015	December 31, 2014	Change

Cash	$1,536	$733	$803
Total Current Assets	150,360	733	149,627
Total Assets	155,123	733	154,390
Total Current Liabilities	25,152	—	25,152
Total Liabilities	$25,152	$—	$25,152

Our cash increased by $803 as of December 31, 2015 as compared to December 31, 2014. Our total current assets increased by $149,627, from $733 to $150,360 as a result of accounts receivable of $44,000 and prepaid expense of $104,824. Our total assets increased by $154,390, from $733 to $155,123, for the same reasons.

Our current liabilities increased from zero as of December 31, 2014 to $25,152 as of December 31, 2015 and consisted of accounts payable of $12,892 and accrued payroll and taxes of $12,260. Our total liabilities increased by the same amount for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2015 was $1,536. Our monthly cash flow burn rate in 2015 was approximately $39,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2015 and 2014 was $478,347 and $19,500, respectively, an increase of $497,847.Our net cash used in operating activities consisted primarily of our net loss of $730,872 and an increase in accounts receivable of $44,000 and prepaid expenses of $7,664, offset primarily by warrants issued for services of $257,949, increase in accounts payable of $12,892 and increase in accrued payroll and taxes of $12,260.

Investments

Our cash flow from investing activities for the years ended December 31, 2015 and 2014 was $6,350 and zero, respectively. For 2015, the increase represented the purchase of fixed assets of $3,550 and the costs of a website of $2,800.

Financing

Our net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $505,000 and $20,233, respectively, an increase of $484,767. For 2015, the increase was the result of proceeds from issuance of common stock of $480,000 and proceeds from the exercise of warrants of $25,000.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2015. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management considers the following policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Grey Cloak Tech, Inc.

We have audited the accompanying balance sheets of Grey Cloak Tech, Inc. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2015 and the period from inception (December 19, 2014) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grey Cloak Tech, Inc.as of December 31, 2015 and 2014, and the results of its operations and cash flows for the year ended December 31, 2015 and the period from inception (December 19, 2014) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As described in Note 3 the Company has generated minimal revenues from operations and the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2015 of $750,372. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

March 30, 2016

GREY CLOAK TECH INC

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$1,536	$733
Accounts receivable	44,000	—
Prepaid expenses	104,824	—
Total current assets	150,360	733

Fixed assets, net of accumulated depreciation of $887	2,663	—
Website, net of accumulated amortization of $700	2,100	—
Total other assets	4,763	—

TOTAL ASSETS	$155,123	$733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$12,892	$—
Accrued payroll and taxes	12,260	—
Total liabilities	25,152	—

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares
authorized,14,731,666 and 11,006,666 shares issued and outstanding, respectively	14,732	11,007
Additional paid-in capital	766,802	9,226
Equity instruments to be issued	98,809	—
Accumulated deficit	(750,372)	(19,500)
Total stockholders' equity	129,971	733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,123	$733

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENTS OF OPERATIONS

	For the	From inception
	year	(December 19, 2014)
	ended	to
	December 31,	December 31,
	2015	2014

REVENUE	$115,551	$—

OPERATING EXPENSES
Direct cost of revenue	46,626	—
General and administrative	386,601	10,500
General and administrative - related party	413,257	9,000

Total operating expenses	846,484	19,500

OTHER INCOME
Interest income	61	—

Total other income	61	—

Net loss before income tax benefit	(730,872)	(19,500)

Income tax benefit	—	—

NET LOSS	$(730,872)	$(19,500)

Loss per share - basic and diluted	$(0.05)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	14,134,180	10,619,487

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Equity
	Common Stock		Paid-In	Instruments	Accumulated
	Shares	Amount	Capital	To Be Issued	Deficit	Total

Balance at Inception December 19, 2014	—	$—	$—	$—	$—	$—

Issuance of common stock to founders	10,000,000	10,000	(9,900)	—	—	100

Issuance of common stock at $.02 per share	1,006,666	1,007	19,126	—	—	20,133

Net loss for the period	—	—	—	—	(19,500)	(19,500)

Balance - December 31, 2014	11,006,666	$11,007	$9,226	$—	$(19,500)	$733

Issuance of common stock unit	3,425,000	3,425	376,575	—	—	380,000

Issuance of common stock for cash	250,000	250	99,750	—	—	100,000

Issuance of vested warrants for services rendered	—	—	256,301	98,809	—	355,110

Exercise of warrants for cash	50,000	50	24,950	—	—	25,000

Net loss for the period	—	—	—	—	(730,872)	(730,872)

Balance - December 31, 2015	14,731,666	$14,732	$766,802	$98,809	$(750,372)	$129,971

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENTS OF CASH FLOWS

	For the	From inception
	year	(December 19, 2014)
	ended	to
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(730,872)	$(19,500)

Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	1,588	—
Warrants issued for services	257,949	—
Changes in operating assets and liabilities:
Accounts receivable	(44,000)	—
Prepaid expenses	(7,664)	—
Accounts payable	12,892	—
Accrued payroll and taxes	12,260	—
Net Cash used in Operating Activities	(497,847)	(19,500)

Cash Flows from Investing Activities:

Purchase of fixed assets	(3,550)	—
Purchase of website	(2,800)	—
Cash flows from Investing Activities:	(6,350)	—

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	480,000	20,233
Proceeds from exercise of warrants	25,000	—
Net Cash provided by Financing Activities	505,000	20,233

Increase in cash	803	733
Cash at beginning of period	733	—
Cash at end of period	$1,536	$733

Supplemental disclosure of non-cash financing activities:
Vested stock warrants recorded as prepaid expense	$131,002	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to engage in the business of cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Computer equipment	3 years

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

Maintenance and repairs that neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations. There were no dispositions during the periods presented.

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the year ended December 31, 2015 was $700.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the computer programming services or marketing services have been rendered to the customers. Additionally, the Company will record revenue from the sale of its software when the software is delivered to the customer or it will be recognized ratably throughout the term of the contract.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration

One customer accounted for approximately 85% of total revenue earned during the year ended December 31, 2015. 100% of the accounts receivable is due from this customer at December 31, 2015.

Advertising

Advertising costs are anticipated to be expensed as incurred; however there were advertising costs included in general and administrative expenses for the year ended December 31, 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2015 of $750,372. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

NOTE 4 – RELATED PARTY

For the year ended December 31, 2015, the Company had expenses totaling $46,082 to a company owned by an officer and director and to the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party. Additionally, this officer director received wages totaling $40,000.

For the year ended December 31, 2015, the Company had expenses totaling $31,920 to a former officer for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party. Additionally, this former officer received wages totaling $28,000.

For the year ended December 31, 2015, the Company had expenses totaling $69,637 to a company owned by an officer and director and to the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the year ended December 31, 2015, the Company had expenses totaling $197,618 to a director for the fair value of warrants issued for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 5 – INCOME TAX

The provisions for federal income tax at 34% for the year ended December 31, 2015 and from inception (December 19, 2014) to December 31, 2014 consist of the following:

	Year Ended December 31, 2015	From Inception (December 19, 2014) to December 31, 2014
Income tax expense (benefit) at statutory rate	$(248,500)	$(6,630)
Permanent differences	87,700	—
Change in valuation allowance	160,800	6,630
Income tax benefit	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015	From Inception (December 19, 2014) to December 31, 2014
Net operating loss	$167,430	$6,630
Valuation allowance	(167,430)	(6,630)
Net deferred tax asset	$—	$—

The Company has approximately $479,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On November 9, 2015, the Company issued 125,000 units to two investors for cash totaling $50,000. Each unit consists of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for each warrant at an exercise price of $0.40 and expire on November 9, 2018.

On November 13, 2015, the Company issued 50,000 shares of common stock to an investor that exercised their warrants for cash totaling $25,000.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrant Issuances

During the year ended December 31, 2015, the Company used the Black Scholes Merton valuation model to value the warrants below using an expected life of 3 – 7 years, average volatility rate of approximately 200% and a discount rate of 0.97% – 1.22%.

In connection with the private placement disclosed in common share issuances above, the Company issued 3,300,000 warrants to purchase 3,300,000 shares of common stock with an exercise price of $0.50 and expire on December 31, 2016.

On September 25, 2015, the Company granted 1,000,000 warrants to an entity for consulting services. The warrants allow the holder to purchase 1,000,000 shares of common stock with an exercise price of $0.25 and expire on September 25, 2022. The warrants will vest 33.33% upon the acquisition of 17 million IP addresses, 33.33% upon the acquisition of additional 17 million IP addresses and 33.33% upon the acquisition of additional 16 million IP addresses. As of December 31, 2015, none of the warrants were vested.

On September 25, 2015, the Company granted 2,000,000 warrants to an individual for the position of a member of the board of directors. The warrants allow the holder to purchase 2,000,000 shares of common stock with an exercise price of $0.25 and expire on September 25, 2022. The warrants vested 50% upon accepting the position on the board of directors which are contingent upon the Company securing a directors and officers’ insurance policy. The remaining 50% vest upon the earlier of a change of control transaction or April 1, 2016. As of December 31, 2015, 1,000,000 of the warrants have vested and were valued at $197,618 and recorded as an expense for the year ended December 31, 2015.

On September 28, 2015, the Company granted 650,000 warrants to an individual for consulting services. The warrants allow the holder to purchase 650,000 shares of common stock with an exercise price of $0.25 and expire on September 28, 2018. Of the total, 350,000 warrants vest immediately and the remaining 300,000 warrants will vest 33.33% upon the acquisition of 17 million IP addresses, 33.33% upon the acquisition of additional 17 million IP addresses and 33.33% upon the acquisition of additional 16 million IP addresses. As of December 31, 2015, 350,000 of the warrants have vested and were valued at $131,003 and recorded as a prepaid expense and amortized over the life of the consulting agreement.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

On September 28, 2015, the Company granted 47,500 warrants to an individual for commissions. The warrants allow the holder to purchase 47,500 shares of common stock with an exercise price of $0.40 and expire on September 28, 2018 and vest immediately. As of December 31, 2015, 47,500 of the warrants have vested and were valued at $17,779 and recorded as an expense for the year ended December 31, 2015.

On November 9, 2015, the Company granted 62,500 warrants to an investor in connection with the purchase of units. The warrants allow the holder to purchase 62,500 shares of common stock with an exercise price of $0.40 and expire on November 9, 2018 and vest immediately. As of December 31, 2015, 62,500 of the warrants have vested.

On November 10, 2015, the Company granted 62,500 warrants to an investor in connection with the purchase of units. The warrants allow the holder to purchase 62,500 shares of common stock with an exercise price of $0.40 and expire on November 10, 2018 and vest immediately. As of December 31, 2015, 62,500 of the warrants have vested.

On November 11, 2015, the Company granted 23,750 warrants to an individual for commissions. The warrants allow the holder to purchase 23,750 shares of common stock with an exercise price of $0.40 and expire on November 11, 2018 and vest immediately. As of December 31, 2015, 23,750 of the warrants have vested and were valued at $8,710 and recorded as an expense for the year ended December 31, 2015.

As of December 31, 2015, there were 7,096,250 warrants outstanding, of which 4,796,250 are fully vested.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2015, and the changes from January 1, 2015 to December 31, 2015.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	-	$ -	-
Granted	7,146,250	$0.37	3.62
Exercised	(50,000)	$0.50	n/a
Cancelled	-	$ -	-
Outstanding at December 31, 2015	7,096,250	$0.25	6.24
Exercisable at December 31, 2015	4,796,250	$0.43

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – SUBSEQUENT EVENTS

On January 5, 2016, the Company issued 10,000 shares of common stock to an investor that exercised their warrants for cash totaling $5,000.

On January 21, 2016, an officer, director and shareholder loaned $500 and on January 26, 2016 $19,000 to the Company. The loan bears 0% interest and is due by April 26, 2016.

On January 23, 2016, the Company executed a convertible promissory note for $50,000. The loan had an original issue discount of $6,000 and legal fees of $1,000. The loan bears interest at 8% per annum and is due on January 19, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of 56% of the lowest trading price.

On February 2, 2016, the Company agreed to waive the vesting terms on the consulting agreement with an individual and the remaining 300,000 warrants were immediately vested.

On February 24, 2016, the Company issued 484,183 shares of common stock for the cashless exercise of 650,000 warrants.

On March 3, 2016, the Company executed a convertible promissory note for $100,000. The loan bears interest at 10% per annum and is due on December 7, 2016. The lender has the right to convert the principal amount and unpaid interest of the loan at $0.10 per share if the market price is greater than $0.25. If the market price is less than or equal to $0.25 but greater than $0.10, then the conversion price is $0.05. If the market price is less than or equal to $0.10 then the conversion price is $0.02.

On March 4, 2016, the Company entered into a consulting services agreement to provide business development services and issued 600,000 warrants. The warrants allow the holder to purchase 600,000 shares of common stock at an exercise price of $0.80 per share and is exercisable for 2 years.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On January 23, 2016, we entered into a convertible promissory note in the principal amount of $50,000. The note is convertible into our common stock at 56% of the lowest trading price during the 20 days prior to conversion. The note may be prepaid at premiums ranging from 115% (if prepaid in the first 30 days) to 140% (if prepaid up to 180 days after issuance). The issuance was exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On March 4, 2016, we entered into a consulting services agreement with an unaffiliated thirty party to provide business development services. In connection with the agreement, we issued to the third party warrants to purchase six hundred thousand (600,000) shares of our common stock at an exercise price of $0.80 per share, exercisable for two (2) years. The issuance was exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)

Fred Covely	58	President, Chief Executive Officer, Director (2014)

William Bossung	58	Secretary, Chief Financial Officer, Director (2014)

Brian J. Dunn	55	Director (2015)

Fred Covely, age 58, has served as our President, Chief Executive Officer, and a member of our Board of Directors since our inception. Mr. Covely has both a technical and business background in software. Fred has been involved in all aspects of the software industry over the past 30 years including technical, sales, legal, and management. In the 1990’s, Fred was the chief architect for the Peregrine Network Management System which was subsequently purchased by Hewlett Packard. Fred was a founder at BCF Technology, which was founded in September 2003, an insurance software company ultimately sold to Vertafore in August 2006. From August 2006 through December 2010, Fred remained as the Chief Technical Officer of Vertafore for and was responsible for a software division of Vertafore. From January 2011 to August 2013, Fred was the President of Codee Software which was a company that programmed and sold consumer QR codes. From August 2013 through December 2014, Fred has been an outside computer consultant for several companies involved in digital marketing.

William Bossung, age 58, has served as our Secretary, Chief Financial Officer, and a member of our Board of Directors since our inception. Mr. Bossung has a diverse background in Corporate Finance, Insurance and Accounting. From September 2003 to August 2006, Mr. Bossung was a founder of BCF Technology with Mr. Covely, an insurance software company that was ultimately sold to Vertafore in August 2006. From August 2006 through December 2014, Mr. Bossung was the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies and purchases and restructures debt from companies. During January 2012, Mr. Bossung founded Splash Beverage Group, a beverage distribution company that distributes both alcohol and non-alcohol products, and is currently one of their Directors. From June 2012 through August 2013, Mr. Bossung was the Director of Business Development at Splash Beverage. Mr. Bossung currently holds an Insurance License in various states. He holds a bachelor’s degree in accounting and finance from Bloomsburg State University.

Brian J. Dunn, age 55, was to appointed to our Board of Directors on December 8, 2015. Mr. Dunn is currently a principal with The Dunn Group, LLC, a consulting and real estate firm, where he has served since July 2012. He is also the Chairman of the Board and an advisor with Upsie, LLC, a technology start-up. Previously, from 1985 through April 2012, Mr. Dunn was employed by Best Buy Co., and was the Chief Executive Officer and a member of its Board of Directors from 2009 through April 2012. Mr. Dunn is also a former board member of Dick’s Sporting Goods and The Rock and Roll Hall of Fame.

Family Relationships

There are no family relationships between any of our officers or directors.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Dunn is our only independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of its officers, directors, or beneficial owners of more than ten percent of its common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Board Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the OTCQB. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2015 and 2014, the Board of Directors met as necessary.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him or her from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

For the year ended December 31, 2015, we had expenses totaling $69,637 to a company owned by an officer and director and to the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the year ended December 31, 2015, we had expenses totaling $46,082 to a company owned by an officer and director and to the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party. Additionally, this officer director received wages totaling $40,000. During the period from inception (December 19, 2014) to December 31, 2014, the consulting fees were $9,000.

We do not currently have written employment agreements with any of our executives. All are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Fred Covely	2015	-0-	-0-	-0-	-0-	-0-	-0-	69,637	60,637
President and CEO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William Bossung	2015	40,000	-0-	-0-	-0-	-0-	-0-	86,082	83,082
Secretary and CFO	2014	-0-	-0-	-0-	-0-	-0-	-0-	9,000	9,000

Director Compensation

For the year ended December 31, 2014, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

On September 25, 2015, we entered into a Consulting Services Agreement with The Dunn Group, LLC, pursuant to which we engaged the services of its principal, Brian J. Dunn. Pursuant to the agreement, we issued one million (1,000,000) warrants to The Dunn Group to purchase shares of our common stock at $0.25 per share, which warrants shall vest only upon a change of control of the company or the acquisition by the company of certain IP addresses, and agreed to further compensate him based on sales as a direct result of his efforts, as well as capital raised by us and upon a sale of the company. We further entered into a Director Agreement with Mr. Dunn pursuant to which we agreed to issue two million (2,000,000) warrants to purchase shares of our common stock at $0.25 per share, which warrants shall vest one-half (1/2) immediately and one-half (1/2) on April 1, 2016 or upon a change of control of the company, and agreed to indemnify him for losses incurred as a result of his serving as a director.

For the year ended December 31, 2015, other than Mr. Dunn, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2016, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership	Percentage of Common Stock Ownership (2)

Fred Covely (3)	4,000,000	26.3%

William Bossung (3)	4,000,000	26.3%

Brian J. Dunn (3)(4)	3,500,000	19.2%

Joshua E. Silver	1,500,000	9.85%

All Officers and Directors as a Group (3 Persons)	11,500,000	63.1%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Grey Cloak Tech Inc.
(2)	Unless otherwise indicated, based on 15,225,849 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Indicates one of our officers or directors.
(4)	Includes warrants to acquire 2,000,000 shares of our common stock at $0.25 per share. Also includes warrants to acquire 1,000,000 shares of our common stock at $0.25 per share held by The Dunn Group, LLC, over which Mr. Dunn has beneficial control.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

We do not currently have a stock option or grant plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 19, 2014, we issued a total of 10,000,000 shares of common stock to our three founders, two of which are officers and directors, namely Fred Covely and William Bossung, for a cash contribution of $100.

For the year ended December 31, 2015, we had expenses totaling $69,637 to a company owned by an officer and director and to Fred Covely for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the year ended December 31, 2015, we had expenses totaling $46,082 to a company owned by an officer and director and to William Bossung for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party. Additionally, this officer director received wages totaling $40,000. During the period from inception (December 19, 2014) to December 31, 2014, the consulting fees were $9,000.

On September 25, 2015, we entered into a Consulting Services Agreement with The Dunn Group, LLC, pursuant to which we engaged the services of its principal, Brian J. Dunn. Pursuant to the agreement, we issued one million (1,000,000) warrants to The Dunn Group to purchase shares of our common stock at $0.25 per share, which warrants shall vest only upon a change of control of the company or the acquisition by the company of certain IP addresses, and agreed to further compensate him based on sales as a direct result of his efforts, as well as capital raised by us and upon a sale of the company. We further entered into a Director Agreement with Mr. Dunn pursuant to which we agreed to issue two million (2,000,000) warrants to purchase shares of our common stock at $0.25 per share, which warrants shall vest one-half (1/2) immediately and one-half (1/2) on April 1, 2016 or upon a change of control of the company, and agreed to indemnify him for losses incurred as a result of his serving as a director. For the year ended December 31, 2015, we had expenses totaling $197,618 to a director for the fair value of warrants issued for consulting fees

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Dunn is our only independent director.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, PA was our independent registered public accounting firm for the years ended December 31, 2015 and 2014 and has served as our independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Paritz & Company, PA for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Audit Fees (1)	$13,000	$5,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$13,000	$5,500

(1) Audit fees were principally for audit and quarterly review services.

Of the fees described above for the year ended December 31, 2015, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (1)	Bylaws of Grey Cloak Tech Inc.

4.1 (1)	Form of Warrant Certificate

4.2 (1)	Form of Warrant Agreement

10.1 (2)	Personal Services and Management Agreement with Reliable Document Solutions, LLC

10.2 (3)	Customer Agreement with Amazon Web Services, Inc.

10.3 (4)	Consulting Services Agreement with The Dunn Group, LLC

10.4 (4)	Director Agreement with Brian J. Dunn

10.5 (4)	Warrant Agreement with The Dunn Group, LLC

10.6 (4)	Warrant Agreement with Brian J. Dunn

10.7	Securities Purchase Agreement dated January 23, 2016

10.8	Convertible Promissory Note dated January 23, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.
(2)	Incorporated by reference from our Second Amended Registration Statement on Form S-1/A dated and filed with the Commission on June 3, 2015.
(3)	Incorporated by reference from our Third Amended Registration Statement on Form S-1/A dated and filed with the Commission on June 19, 2015.
(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 11, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: March 30, 2016		/s/ Fred Covely
	By:	Fred Covely
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2016		/s/ Fred Covely
	By:	Fred Covely
	Its:	Chief Executive Officer and Director

Dated: March 30, 2016		/s/ William Bossung
	By:	William Bossung
	Its:	Chief Financial Officer, Principal Accounting Officer, and Director

-43-