Form 10-Q
period 2016-03-31
GREY CLOAK TECH INC.
filed 2016-05-16
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2016, there were 15,290,849 shares of common stock, $0.001 par value, issued and outstanding.

GREY CLOAK TECH INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

GREY CLOAK TECH INC.

Balance Sheets

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$46,395	$1,536
Accounts receivable	39,000	44,000
Prepaid expenses	6,466	104,824
Total current assets	91,861	150,360

Fixed assets, net of accumulated depreciation of $0 and $877, respectively	1,581	2,663
Website, net of accumulated amortization of $933 and $700, respectively	1,867	2,100
Total other assets	3,448	4,763

TOTAL ASSETS	$95,309	$155,123

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$12,078	$12,892
Accounts payable - related party	6,169	—
Accrued payroll and taxes	5,977	12,260
Convertible debt, net of discount of $95,938	54,062	—
Accrued interest payable	1,403	—
Total liabilities	79,689	25,152

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,225,849 and 14,731,666 shares issued and outstanding, respectively	15,226	14,732
Additional paid-in capital	983,596	766,802
Equity instruments to be issued	98,809	98,809
Accumulated Deficit	(1,082,011)	(750,372)
Total stockholders' equity	15,620	129,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,309	$155,123

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

Statements of Operations

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015

REVENUE	$39,000	$10,600

OPERATING EXPENSES
Direct cost of revenue	11,603	—
General and administrative	298,422	19,343
General and administrative - related party	48,650	13,500

Total operating expenses	358,675	32,843

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(11,964)	23

Total other income (expense)	(11,964)	23

Net loss before income taxes	(331,639)	(22,220)

Income tax provision	—	—

NET LOSS	$(331,639)	$(22,220)

Loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	15,054,797	13,243,110

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

Statements of Cash Flows

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(331,639)	$(22,220)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	233	—
Loss on disposal of assets	2,663	—
Warrants issued for services	209,448	—
Non-cash interest	10,062	—
Changes in operating assets and liabilities:
Accounts receivable	5,000	(10,600)
Prepaid expenses	1,198	—
Accounts payable	(814)	—
Accounts payable - related party	6,169	—
Accrued payroll and taxes	(6,283)	—
Accrued interest payable	1,403	—
Net Cash used in Operating Activities	(102,560)	(32,820)

Cash Flows from Investing Activities:

Purchase of fixed assets	(1,581)	—
Purchase of website	—	(2,000)
Cash flows from Investing Activities:	(1,581)	(2,000)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt, net of original issue discount	144,000	—
Proceeds from issuance of common stock	—	330,000
Proceeds from exercise of warrants	5,000	—
Net Cash provided by Financing Activities	149,000	330,000

Increase in cash	44,859	295,180
Cash at beginning of period	1,536	733
Cash at end of period	$46,395	$295,913

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$100,000	$—

See Accompanying Notes to Financial Statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to engaged in the business of cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

MARCH 31, 2016

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

Concentration

One customer accounted for 100% of total revenue earned during the three months ended March 31, 2016 and 2015. 100% of the accounts receivable is due from this customer at March 31, 2016 and 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

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

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2016 of $1,082,011. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

NOTE 4 – RELATED PARTY

For the three months ended March 31, 2016 and 2015, the Company had expenses totaling $24,000 and $10,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2016, there was $0 in accounts payable – related party.

For the three months ended March 31, 2016, the Company had expenses totaling $24,650 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2016, there was $6,169 in accounts payable – related party.

For the three months ended March 31, 2015, the Company paid $3,500 to a an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2016, there was $0 in accounts payable – related party.

NOTE 5 – CONVERTIBLE DEBT

On January 23, 2016, the Company executed a convertible promissory note for $50,000. The loan had an original issue discount of $6,000 and legal fees of $1,000. The loan bears interest at 8% per annum and is due on January 23, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of 56% of the lowest trading price.

On March 7, 2016, the Company executed a convertible promissory note for $100,000. The loan bears interest at 10% per annum and is due on December 7, 2016. The lender has the right to convert the principal amount and unpaid interest of the loan at $0.10 per share if the market price is greater than $0.25. If the market price is less than or equal to $0.25 but greater than $0.10, then the conversion price is $0.05. If the market price is less than or equal to $0.10 then the conversion price is $0.02. On May 5, 2016, the Company amended the terms of the note and issued 600,000 warrants as part of the loan agreement which was effective as of March 7, 2016. The Company calculated the debt discount based on the allocated fair value of the beneficial conversion feature and the fair value of the warrants. The Company recorded a debt discount of $100,000 which was capped at the principal amount of the loan.

During the three months ended March 31, 2016, the Company recorded interest expense of $1,403 and amortization of debt discount of $10,062.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

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

On February 2, 2016, the Company issued 484,183 shares of common stock for the cashless exercise of 650,000 warrants.

Warrant Issuances

On September 28, 2015, the Company granted 650,000 warrants to an individual for consulting services. The warrants can purchase 650,000 shares of common stock with an exercise price of $0.25 and expire on September 28, 2018. Of the total, 350,000 warrants vest immediately and the remaining 300,000 warrants will vest 33.33% upon the acquisition of 17 million IP addresses, 33.33% upon the acquisition of additional 17 million IP addresses and 33.33% upon the acquisition of additional 16 million IP addresses. On February 2, 2016, the Company agreed to waive the vesting provision and the individual executed a cashless exercise of 650,000 warrants and received 484,183 shares of common stock.

On March 4, 2016, the Company entered into a consulting services agreement to provide business development services and issued 600,000 warrants. The warrants allow the holder to purchase 600,000 shares of common stock at an exercise price of $0.80 per share and are exercisable for 2 years. On May 5, 2016, the Company and the consultant agreed to rescind the agreement.

As of March 31, 2016, there were 7,036,250 warrants outstanding, of which 5,036,250 are fully vested.

NOTE 7 – SUBSEQUENT EVENTS

On April 20, 2016, the Company issued 65,000 shares of common stock to investors that exercised their warrants for cash totaling $32,500.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $116,000 in the year ended December 31, 2015, approximately 85% of which was from a single customer. We had revenues of $39,000 for the three months ended March 31, 2016,

Going Concern

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Introduction

We had revenues of $39,000 for the three months ended March 31, 2016, compared to $10,600 for the three months ended March 31, 2015. Our operating expenses were $358,675 for the three months ended March 31, 2016, compared to $32,843 for the three months ended March 31, 2015, an increase of $325,832, or 992%. Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months	Three Months
	March 31,	March 31,	Increase /
	2016	2015	(Decrease)

Revenue	$39,000	$10,600	$28,400

Operating expenses:
Direct cost of revenue	11,603	—	11,603
General and administrative	298,422	19,343	279,079
General and administrative - related party	48,650	13,500	35,150
Total operating expenses	358,675	32,843	325,832

Net operating loss	(319,675)	(22,243)	(297,432)
Interest income (expense)	(11,964)	23	(11,941)

Net loss	$(331,639)	$(22,220)	$309,419

Revenues

Revenues were $39,000 for the three months ended March 31, 2016, compared to $10,600 for the three months ended March 31, 2015, an increase of $28,400, and increase of 267%. Approximately 100% of the total revenue came from a single customer in 2016 and 2015.

Direct Cost of Revenue

Direct cost of revenue expenses were $11,603 for the three months ended March 31, 2016, compared to zero for the three months ended March 31, 2015.

General and Administrative

General and administrative expenses were $298,422 for the three months ended March 31, 2016, compared to $19,343 for the three months ended March 31, 2015, an increase of $279,079, or over 1,400%. General and administrative expenses – related party were $48,650 for the three months ended March 31, 2016, compared to $13,500 for the three months ended March 31, 2015, an increase of $35,150, or 260%.

Operating Loss

Net operating loss was $319,675 for the three months ended March 31, 2016, compared to $22,243 for the three months ended March 31, 2015, an increase of $297,432. Net operating loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Other Income (Expense)

Other expense was $11,964 for the three months ended March 31, 2016, compared to other income of $23 for the three months ended March 31, 2015, a decrease of $11,941. Other expense consisted of interest expense, net of interest income.

Net Loss

Net loss was $331,639 for the three months ended March 31, 2016, or $0.02 per share, compared to $22,220 for the three months ended March 31, 2015, or $0.00 per share, an increase of $309,419. Net loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2016, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2016 was $46,395, which was derived from the sale of stock and convertible promissory notes to investors. Our monthly cash flow burn rate for 2015 was approximately $39,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 and December 31, 2015, respectively, are as follows:

	March 31,	December 31,
	2016	2015	Change

Cash	$46,395	$1,536	$44,859
Total Current Assets	91,861	150,360	(58,499)
Total Assets	95,309	155,123	(59,814)
Total Current Liabilities	79,689	25,152	54,537
Total Liabilities	$79,689	$25,152	$54,537

Our cash increased slightly because we were able to raise capital from the sale of stock and convertible notes. Our total current assets decreased primarily because of a reduction in prepaid expenses. Our total current liabilities increased primarily because of the sale of convertible notes. Our stockholders’ deficit increased by $331,639 to $1,082,011.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2016 was $46,395. Based on our nominal revenues and current monthly burn rate of approximately $39,500 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(102,560) for the three months ended March 31, 2016, compared to $(32,820) for the three months ended March 31, 2015. For the three months ended March 31, 2016, the net cash consisted primarily of our net loss of $(331,639), offset primarily by warrants issued for services expenses of $209,448. For the three months ended March 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $(22,220), increased by a decrease in accounts receivable of $10,600.

Investing Activities

We had $1,581 net cash used in investing activities for the three months ended March 31, 2016, and $2,000 net cash used in investing activities for the three months ended March 31, 2015.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2016 was $149,000, all of which was proceeds from convertible notes payable and exercise of warrants, compared to $330,000 for the three months ended March 15, 2015, all of which was proceeds from the issuance of common stock.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

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

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2016, we entered into a Securities Purchase Agreement for the sale of a convertible promissory note in the principal amount of One Hundred Thousand Dollars ($100,000) in exchange for cash consideration of the same amount. The note is due on December 7, 2016, and is convertible into our common stock at $0.10 per share, subject to adjustment in the event our stock price is less than $0.25 per share. In the event that we repay the note, either prior to or at the maturity date, we are subject to a 30% premium over the original principal amount. In connection with the issuance of the note, we issued to the investor warrants to purchase 600,000 shares of our common stock, exercisable for a period of two (2) years, at $0.80 per share. The issuance of the securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (1)	Bylaws of Grey Cloak Tech Inc.

4.1 (1)	Form of Warrant Certificate

4.2 (1)	Form of Warrant Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: May 16, 2016	/s/ Fred Covely
By: Fred Covely
Its: Chief Executive Officer

-17-