Form 10-Q
period 2016-06-30
GREY CLOAK TECH INC.
filed 2016-08-10
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2016, there were 15,290,849 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC.

BALANCE SHEETS

(unaudited)

	JUNE 30,	DECEMBER 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$26,019	$1,536
Accounts receivable	41,250	44,000
Prepaid expenses	5,548	104,824
Total current assets	72,817	150,360

Fixed assets, net of accumulated depreciation of $132 and $877, respectively	1,449	2,663
Website, net of accumulated amortization of $1,167 and $700, respectively	1,633	2,100
Total other assets	3,082	4,763

TOTAL ASSETS	$75,899	$155,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$4,000	$12,892
Accounts payable - related party	799	—
Accrued payroll and taxes	11,940	12,260
Notes payable, net of discount of $7,203	12,797	—
Convertible debt, net of discount of $95,938	88,740	—
Accrued interest payable	5,100	—
Total liabilities	123,376	25,152

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
15,290,849 and 14,731,666 shares issued and outstanding, respectively	15,290	14,732
Additional paid-in capital	1,016,031	766,802
Equity instruments to be issued	112,009	98,809
Accumulated deficit	(1,190,807)	(750,372)
Total stockholders' equity (deficit)	(47,477)	129,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$75,899	$155,123

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

REVENUE	$41,250	$34,800	$80,250	$45,400

OPERATING EXPENSES
Direct cost of revenue	—	1,255	11,603	1,255
General and administrative	62,675	71709	361,097	91052
General and administrative - related party	43,000	69,252	91,650	82,752

Total operating expenses	105,675	142,216	464,350	175,059

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(44,371)	28	(56,335)	51

Total other income (expense)	(44,371)	28	(56,335)	51

Net loss before income tax provision	(108,796)	(107,388)	(440,435)	(129,608)

Income tax provision	—	—	—	—

NET LOSS	$(108,796)	$(107,388)	$(440,435)	$(129,608)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	15,291,243	14,306,666	13,173,020	13,777,826

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(440,435)	$(129,608)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	598	529
Loss on disposal of assets	2,663	—
Warrants issued for services	209,448	—
Non-cash interest	50,737	—
Changes in operating assets and liabilities:
Accounts receivable	2,750	(26,800)
Prepaid expenses	2,116	—
Accounts payable	(8,892)	16,575
Accounts payable - related party	799	16,000
Accrued payroll and taxes	(320)	—
Accrued interest payable	5,100	—
Net Cash used in Operating Activities	(175,436)	(123,304)

Cash Flows from Investing Activities:

Purchase of fixed assets	(1,581)	(3,550)
Purchase of website	—	(2,800)
Cash flows from Investing Activities:	(1,581)	(6,350)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	20,000	—
Proceeds from issuance of convertible debt, net of original issue discount	144,000	—
Proceeds from issuance of common stock	—	330,000
Proceeds from exercise of warrants	37,500	—
Net Cash provided by Financing Activities	201,500	330,000

Increase in cash	24,483	200,346
Cash at beginning of period	1,536	733
Cash at end of period	$26,019	$201,079

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$100,000	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to engaged in the business of cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

JUNE 30, 2016

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

Concentration

One customer accounted for 100% of total revenue earned during the three and six months ended June 30, 2016 and 2015. 100% of the accounts receivable is due from this customer at June 30, 2016 and December 31, 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2016 of $1,190,807. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the three and six months ended June 30, 2016, the Company had expenses totaling $24,000 and $48,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2016, there was $0 in accounts payable – related party.

For the three and six months ended June 30, 2016, the Company had expenses totaling $19,000 and $43,650, respectively, to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2016, there was $799 in accounts payable – related party.

For the six months ended June 30, 2015, the Company paid $82,752 to a an officer and director and a company owned by the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations.

NOTE 5 – NOTES PAYABLE

On June 9, 2016, the Company executed a promissory note for $20,000. The loan bears interest at 18% per annum and is due on December 9, 2016. The Company issued 60,000 shares of common stock to the lender as part of this note. The fair value of the shares were recorded as a debt discount and amortized over the life of the loan.

During the six months ended June 30, 2016, the Company recorded interest expense of $207 and amortization of debt discount of $5,997.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 6 – CONVERTIBLE DEBT

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

During the six months ended June 30, 2016, the Company recorded interest expense of $5,100 and amortization of debt discount of $50,737.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On June 9, 2016, the Company agreed to issue 60,000 shares of common stock to the lender as part of the note payable. These shares were valued at $112,009, recorded as a debt discount, and classified as equity instruments to be issued on the accompanying balance sheet.

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

As of June 30, 2016, there were 6,971,250 warrants outstanding, of which 4,971,250 are fully vested.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On July 28, 2016, the Company received a loan of $15,000 from an officer and director of the Company. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000.

On August 1, 2016, the Company entered into a consulting services agreement with an entity for an indefinite period of time. The services will continue until either party provides thirty days written notice of termination. The compensation for the agreement is 6,500,000 cashless exercise warrants. The warrants are exercisable at $0.12 per share and have a life of three years. The first 500,000 warrants vest immediately and the remaining 6,000,000 warrants vest upon consummation of a transaction during the term of the consulting agreement or the six month period after the termination.

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

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $116,000 in the year ended December 31, 2015, approximately 85% of which was from a single customer. We had revenues of $41,250 for the three months ended June 30, 2016, nearly all of which was from a single customer.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Introduction

We had revenues of $41,250 for the three months ended June 30, 2016, compared to $34,800 for the three months ended June 30, 2015. Our operating expenses were $105,675 for the three months ended June 30, 2016, compared to $142,216 for the three months ended June 30, 2015, a decrease of $36,541, or 26%.

We had revenues of $80,250 for the six months ended June 30, 2016, compared to $45,400 for the six months ended June 30, 2015. Our operating expenses were $464,350 for the six months ended June 30, 2016, compared to $175,059 for the six months ended June 30, 2015, an increase of $289,291, or 165%.

Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months	Three Months		Six Months	Six Months
	June 30,	June 30,	Increase/	June 30,	June 30,	Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)

Revenue	$41,250	$34,800	$6,450	$80,250	$45,400	$34,850

Operating expenses:
Direct cost of revenue	—	1,255	(1,255)	11,603	1,255	10,348
General and administrative	62,675	71,709	(9,034)	361,097	91,052	270,045
General and administrative - related party	43,000	69,252	(26,252)	91,650	82,752	8,898
Total operating expenses	105,675	142,216	(36,541)	464,350	175,059	289,291

Net operating loss	64,425	107,416	(42,991)	384,100	129,659	254,441
Interest income (expense)	(44,371)	28	(44,399)	(56,335)	51	(56,386)

Net loss	$108,796	$107,388	$1,408	$440,435	$129,608	$310,827

Revenues

Revenues were $41,250 for the three months ended June 30, 2016, compared to $34,800 for the three months ended June 30, 2015, an increase of $6,450, or 19%. Nearly all of the total revenue came from a single customer.

Revenues were $80,250 for the six months ended June 30, 2016, compared to $45,400 for the six months ended June 30, 2015, an increase of $34,850, or 77%. Nearly all of the total revenue came from a single customer

Direct Cost of Revenue

Direct cost of revenue expenses was $0 for the three months ended June 30, 2016, compared to $1,255 for the three months ended June 30, 2015.

Direct cost of revenue expenses was $11,603 for the six months ended June 30, 2016, compared to $1,255 for the six months ended June 30, 2015.

General and Administrative

General and administrative expenses were $62,675 for the three months ended June 30, 2016, compared to $71,709 for the three months ended June 30, 2015, a decrease of $9,034, or 13%. General and administrative expenses – related party were $43,000 for the three months ended June 30, 2016, compared to $69,252 for the three months ended June 30, 2015, a decrease of $26,252, or 38%.

General and administrative expenses were $361,097 for the six months ended June 30, 2016, compared to $91,052 for the six months ended June 30, 2015, an increase of $270,045, or 296%. A significant increase was due to an increase in consulting fees related to the removal of the vesting provision of the warrants and the amortization of the fair value of the warrants. General and administrative expenses – related party were $91,650 for the six months ended June 30, 2016, compared to $82,752 for the six months ended June 30, 2015, an increase of $8,898, or 11%.

Operating Loss

Net operating loss was $64,425 for the three months ended June 30, 2016, compared to $107,416 for the three months ended June 30, 2015, a decrease of $42,991. Net operating loss decreased, as set forth above, primarily due to a decrease in general and administrative expenses.

Net operating loss was $384,100 for the six months ended June 30, 2016, compared to $129,659 for the six months ended June 30, 2015, an increase of $254,441. Net operating loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Other Income (Expense)

Other expense was $44,371 for the three months ended June 30, 2016, compared to other income of $28 for the three months ended June 30, 2015, a decrease of $44,399. Other expense consisted of interest expense, net of interest income. The decrease of other income (or increase in interest expense) is attributable to new debt issuances.

Other expense was $56,335 for the six months ended June 30, 2016, compared to other income of $51 for the six months ended June 30, 2015, a decrease of $56,386. Other expense consisted of interest expense, net of interest income. The decrease of other income (or increase in interest expense) is attributable to new debt issuances.

Net Loss

Net loss was $108,796 for the three months ended June 30, 2016, or $0.01 per share, compared to $107,388 for the three months ended June 30, 2015, or $0.01 per share, an increase of $1,408. Net loss increased, as set forth above, primarily due to an increase in interest expense from new debt issuances, offset by a decrease in general and administrative expenses.

Net loss was $440,435 for the six months ended June 30, 2016, or $0.03 per share, compared to $129,608 for the six months ended June 30, 2015, or $0.01 per share, an increase of $310,827. Net loss increased, as set forth above, primarily due to an increase in general and administrative expenses and interest expense from new debt issuances.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2016, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2016 was $26,019, which was derived from the exercise of warrants and the sale of stock, notes and convertible promissory notes to investors. Our monthly cash flow burn rate for 2015 was approximately $39,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2016 and December 31, 2015, respectively, are as follows:

	June 30,	December 31,
	2016	2015	Change

Cash	$26,019	$1,536	$24,483
Total Current Assets	72,817	150,360	(77,543)
Total Assets	75,899	155,123	(79,224)
Total Current Liabilities	123,376	25,152	98,224
Total Liabilities	$123,376	$25,152	$98,224

Our cash increased slightly because we were able to raise capital from the sale of warrants, notes and convertible notes. Our total current assets decreased primarily because of a reduction in prepaid expenses. Our total current liabilities increased primarily because of the sale of notes and convertible notes. Our stockholders’ deficit increased by $440,435 to $1,190,807.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2016 was $26,019. Based on our nominal revenues and current monthly burn rate of approximately $39,500 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(175,436) for the six months ended June 30, 2016, compared to $(123,304) for the six months ended June 30, 2015. For the six months ended June 30, 2016, the net cash consisted primarily of our net loss of $(440,435), offset primarily by warrants issued for services expenses of $209,448. For the six months ended June 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $(129,608), increased by an increase in accounts receivable of $(26,800) and offset by an increase in accounts payable of $32,575.

Investing Activities

We had $1,581 net cash used in investing activities for the six months ended June 30, 2016, and $6,350 net cash used in investing activities for the six months ended June 30, 2015.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2016 was $201,500, all of which was proceeds from notes payable, convertible notes payable and the exercise of warrants, compared to $330,000 for the six months ended June 30, 2015, all of which was proceeds from the issuance of common stock.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2016, we issued 65,000 shares of common stock to investors that exercised their warrants for cash totaling $32,500. The issuance of the securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were accredited and familiar with our operations, and there was no solicitation in connection therewith.

On June 9, 2016, we executed a promissory note for $20,000. The loan bears interest at 18% per annum and is due on December 9, 2016. We also agreed to issue 60,000 shares of common stock to the lender as part of this note. The issuance of the note was, and the issuance of the securities will be, exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

On July 28, 2016, we received a six month loan from an officer in the amount of $15,000. This loan and any accrued interest is payable in six months or if we receive financing over $45,000. The loan pays interest at 8% per annum.

ITEM 6 Exhibits

(a) Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech, Inc.

Dated: August 9, 2016	/s/ Fred Covely
By: Fred Covely
Its: Chief Executive Officer