Form 10-Q
period 2016-09-30
GREY CLOAK TECH INC.
filed 2016-11-22
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2016, there were 16,656,276 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC.

BALANCE SHEETS

(unaudited)

	September 30,	DECEMBER 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$74,001	$1,536
Accounts receivable	53,500	44,000
Prepaid expenses	4,631	104,824
Total current assets	132,132	150,360

Fixed assets, net of accumulated depreciation of $264 and $877, respectively	1,318	2,663
Website, net of accumulated amortization of $1,400 and $700, respectively	1,400	2,100
Total other assets	2,718	4,763

TOTAL ASSETS	$134,850	$155,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$—	$12,892
Accounts payable - related party	5,799	—
Accrued payroll and taxes	11,881	12,260
Notes payable, net of discount of $621	19,379	—
Notes payable - related party	15,000	—
Convertible debt, net of discount of $93,892	144,607	—
Accrued interest payable	7,217	—
Accrued interest payable - related party	210	—
Derivative liabilities	245,523	—
Total liabilities	449,616	25,152

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
16,656,276 and 14,731,666 shares issued and outstanding, respectively	16,656	14,732
Additional paid-in capital	1,636,225	766,802
Equity instruments to be issued	98,809	98,809
Accumulated deficit	(2,066,456)	(750,372)
Total stockholders' equity (deficit)	(314,766)	129,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$134,850	$155,123

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUE	$42,500	$25,015	$122,750	$70,415

OPERATING EXPENSES
Direct cost of revenue	5,231	38,065	16,834	39,320
General and administrative	244,931	170,422	606,028	261,423
General and administrative - related party	44,000	35,000	135,650	117,752

Total operating expenses	294,162	243,487	758,512	418,495

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(574,114)	—	(630,449)	—
Interest expense - related party	(210)	—	(210)	—
Change in fair value on derivative	(1,694)	—	(1,694)	—
Loss on extinguishment of debt	(47,969)	—	(47,969)	—

Total other income (expense)	(623,987)	—	(680,322)	—

Net loss before income tax provision	(875,649)	(218,472)	(1,316,084)	(348,080)

Income tax provision	—	—	—	—

NET LOSS	$(875,649)	$(218,472)	$(1,316,084)	$(348,080)

Loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.09)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	15,668,614	14,314,818	15,339,720	13,958,791

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(1,316,084)	$(348,080)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	964	1,058
Loss on disposal of assets	2,664	—
Warrants issued for services	315,019	18,928
Non-cash interest	12,970	—
Change in fair value on derivative liability	1,694	—
Gain on settlement of debt	47,969	—
Changes in operating assets and liabilities:
Accounts receivable	(9,500)	(25,000)
Prepaid expenses	1,395	—
Accounts payable	(612,892)	16,250
Accounts payable - related party	5,799	—
Accrued payroll and taxes	(379)	25,379
Accrued interest payable	7,217	—
Accrued interest payable - related party	210	—
Net Cash used in Operating Activities	(343,454)	(311,465)

Cash Flows from Investing Activities:

Purchase of fixed assets	(1,581)	(3,550)
Purchase of website	—	(2,800)
Cash flows from Investing Activities:	(1,581)	(6,350)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	35,000	—
Proceeds from issuance of convertible debt, net of original issue discount of $11,000	295,000	—
Proceeds from modification of warrants	50,000	—
Proceeds from issuance of common stock	—	430,000
Proceeds from exercise of warrants	37,500	—
Net Cash provided by Financing Activities	417,500	430,000

Increase in cash	72,465	112,185
Cash at beginning of period	1,536	733
Cash at end of period	$74,001	$112,918

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$260,422	$—
Conversion of debt for shares of common stock	$53,804	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

 (unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to engaged in the business of cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

September 30, 2016

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

Concentration

One customer accounted for 100% of total revenue earned during the three and nine months ended September 30, 2016 and 2015. 100% of the accounts receivable is due from this customer at September 30, 2016 and December 31, 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2016	$—
Issued during the nine months ended September 30, 2016	611,073
Change in fair value recognized in operations	1,694
Converted during the nine months ended September 30, 2016	(367,244)
Balance, September 30, 2016	$245,523

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ending September 30, 2016, the Company recognized a gain on extinguishment of $5,123 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended September 30, 2016 of $2,066,456. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4–RELATED PARTY

For the three and nine months ended September 30, 2016, the Company had expenses totaling$24,000 and $80,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2016, there was $0 in accounts payable – related party.

For the three and nine months ended September 30, 2016, the Company had expenses totaling$20,000 and $55,650 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2016, there was $799 in accounts payable – related party.

For the three and nine months ended September 30, 2015, the Company paid $35,000 and $117,752, respectively, to a an officer and director and a company owned by the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations.

NOTE 5 – NOTES PAYABLE

On June 9, 2016, the Company executed a promissory note for $20,000. The loan bears interest at 18% per annum and is due on December 9, 2016. The Company issued 60,000 shares of common stock to the lender as part of this note. The fair value of the shares were recorded as a debt discount and amortized over the life of the loan.

During the nine months ended September 30, 2016, the Company recorded interest expense of $907 and amortization of debt discount of $12,579.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On July 28, 2016, the Company received a loan of $15,000 from an officer and director of the Company. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 7– CONVERTIBLE DEBT

On January 23, 2016, the Company executed a convertible promissory note for $50,000. The loan had an original issue discount of $6,000 and legal fees of $1,000. The loan bears interest at 8% per annum and is due on January 23, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of 56% of the lowest trading price during the prior 20 days of conversion. On July 21, 2016, the Company allowed the lender to transfer the principal balance and accrued interest to three entities. The principal balance of the loan was increased to include the accrued interest to date. Once the lender had the right to convert, the Company recorded a derivative liability. On August 22, 2016, one of the lenders agreed to convert their entire amount of principal and interest of $38,735 into 576,406 shares of common stock.

On March 7, 2016, the Company executed a convertible promissory note for $100,000. The loan bears interest at 10% per annum and is due on December 7, 2016. The lender has the right to convert the principal amount and unpaid interest of the loan at $0.10 per share if the market price is greater than $0.25. If the market price is less than or equal to $0.25 but greater than $0.10, then the conversion price is $0.05. If the market price is less than or equal to $0.10 then the conversion price is $0.02. On May 5, 2016, the Company amended the terms of the note and issued 600,000 warrants as part of the loan agreement which was effective as of March 7, 2016. The Company calculated the debt discount based on the allocated fair value of the beneficial conversion feature and the fair value of the warrants. The Company recorded a debt discount of $100,000 which was capped at the principal amount of the loan. On September 30, 2016, the Company received $50,000 from the lender and extension of the maturity date of the loan and in exchange agreed to modify the conversion rate and the exercise price of the warrants. The Company agreed to reduce the exercise price of the warrants from $0.80 to $0.10.

On August 22, 2016, the Company executed a convertible promissory note for up to $300,000 and has received a total of $30,000 with an original issue discount of $5,000 in the first tranche. The loan bears interest at 8% per annum. The first tranche is due on August 22, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the prior 20 days of conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the prior 20 days of conversion. Additionally, the Company issued 60,000 warrants as part the convertible promissory note. The warrants have an exercise price of $0.50 and can be exercised for 5 years. The fair value of the warrants were recorded as a debt discount and amortized over one year.

On August 26, 2016, the Company executed a convertible promissory note for $55,000. The loan bears interest at 12% per annum. The loan is due on May 1, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of either the lesser of $0.20 or 50% of the lowest trading price during the prior 20 days of conversion. On September 7, 2016, the Company and the lender mutually agreed to remove the waiting period on the conversion and the Company recorded a derivative liability. During the nine months ended September 30, 2016, the lender converted $15,000 plus accrued interest of $69 into 259,484 shares of common stock.

On September 7, 2016, the Company executed a convertible promissory note for $50,000. The loan bears interest at 12% per annum and interest payments are due monthly. The loan is due on September 6, 2017. In the event of default, the interest rate increases to 20% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of either the lesser of $0.40 or 50% of the lowest trading price during the prior 20 days of conversion.

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of either the lesser of $0.20 or 50% of the lowest trading price during the prior 20 days of conversion.

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of either the lesser of $0.20 or 50% of the lowest trading price during the prior 20 days of conversion.

During the nine months ended September 30, 2016, the Company recorded interest expense of $4,412 and amortization of debt discount of $84,645.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 8– STOCKHOLDERS’ EQUITY

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

On August 22, 2016, the Company issued 576,406 shares of common stock for the conversion of debt totaling $38,735 and gain on settlement of debt of $3,016.

On September 9, 2016, the Company issued 259,484 shares of common stock for the conversion of debt totaling $15,069.

On September 30, 2016, the Company issued 469,537 shares of common stock for the cashless exercise of 600,000 warrants with an exercise price of $0.10.

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

On August 1, 2016, the Company entered into a consulting services agreement with a third party entity for an indefinite period of time. The services will continue until either party provides thirty days written notice of termination. The compensation for the agreement is 6,500,000 cashless exercise warrants. The warrants are exercisable at $0.12 per share and have a life of three years. The first 500,000 warrants vest immediately and the remaining 6,000,000 warrants vest upon consummation of a transaction as defined in the agreement, during the term of the consulting agreement or the six month period after the termination.

On August 22, 2016, the Company granted 60,000 warrants as part of convertible debt. The warrants allow the holder to purchase 60,000 shares of common stock at an exercise price of $0.51 per share and are exercisable for 5 years.

As of September 30, 2016, there were 12,996,250 warrants outstanding, of which 4,996,250 are fully vested.

NOTE 9– SUBSEQUENT EVENTS

On November 11, 2016, the Company and its lender agreed to amend the conversion rate and agreed to allow the entire amount of principal and interest into 3,000,000 shares of common stock for the entire amount of principal of $100,000 and accrued interest through the pay off date. The lender agreed to extend the due date of the loan to March 31, 2017.

On October 5, 2016, the Company executed a convertible promissory note in the principal amount of $25,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days at a conversion price of the lesser of $0.20 or 50% of the lowest trading price during the 20 trading days prior to conversion.

On October 26, 2016, the Company received its second tranche of funds of $30,000 with an original issue discount of $5,000 less legal fees of $2,750. The funds were part of the convertible promissory note for up to $300,000 dated on August 22, 2016.

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

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $116,000 in the year ended December 31, 2015, approximately 85% of which was from a single customer. We had revenues of $42,500 for the three months ended September 30, 2016, nearly all of which was from the same customer.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Introduction

We had revenues of $42,500 for the three months ended September 30, 2016, compared to $25,015 for the three months ended September 30, 2015. Our operating expenses were $294,161 for the three months ended September 30, 2016, compared to $243,487 for the three months ended September 30, 2015, an increase of $50,674, or 21%.

We had revenues of $122,750 for the nine months ended September 30, 2016, compared to $70,415 for the nine months ended September 30, 2015. Our operating expenses were $758,511 for the nine months ended September 30, 2016, compared to $418,495 for the nine months ended September 30, 2015, an increase of $340,016, or 81%.

Our operating expense consisted mainly of consulting fees of $416,822 and legal and professional fees of $58,700 for the nine months ended September 30, 2016.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months	Three Months		Nine months	Nine months
	September 30,	September 30,	Increase/	September 30,	September 30,	Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)

Revenue	$42,500	$25,015	$17,485	$122,750	$70,415	$52,335

Operating expenses:
Direct cost of revenue	5,231	38,065	(32,834)	16,834	39,320	22,486
General and administrative	244,931	170,422	74,509	606,028	261,423	344,605
General and administrative - related party	44,000	35,000	9,000	135,650	117,752	17,898
Total operating expenses	294,162	243,487	50,675	758,511	418,495	340,016

Net operating loss	251,662	218,472	33,190	635,762	348,080	287,682
Total other expenses	(623,987)	—	(623,987)	(680,322)	—	(680,322)

Net loss	$875,649	$218,472	$657,177	$1,316,084	$348,080	$968,004

Revenues

Revenues were $42,500 for the three months ended September 30, 2016, compared to $25,015 for the three months ended September 30, 2015, an increase of $17,485, or 70%. Nearly all of the total revenue came from a single customer.

Revenues were $122,750 for the nine months ended September 30, 2016, compared to $70,415 for the nine months ended September 30, 2015, an increase of $52,335, or 74%. Nearly all of the total revenue came from a single customer

Direct Cost of Revenue

Direct cost of revenue expenses was $5,231 for the three months ended September 30, 2016, compared to $38,065 for the three months ended September 30, 2015.

Direct cost of revenue expenses was $16,834 for the nine months ended September 30, 2016, compared to $39,320 for the nine months ended September 30, 2015.

General and Administrative

General and administrative expenses were $244,931 for the three months ended September 30, 2016, compared to $170,422 for the three months ended September 30, 2015, an increase of $74,509, or 44%. General and administrative expenses – related party were $44,000 for the three months ended September 30, 2016, compared to $35,000 for the three months ended September 30, 2015, an increase of $9,000, or 26%.

General and administrative expenses were $606,028 for the nine months ended September 30, 2016, compared to $261,423 for the nine months ended September 30, 2015, an increase of $344,605, or 132%. A significant increase was due to an increase in consulting fees of which a portion related to the removal of the vesting provision of the warrants and the amortization of the fair value of the warrants. General and administrative expenses – related party were $135,650 for the nine months ended September 30, 2016, compared to $117,752 for the nine months ended September 30, 2015, an increase of $17,898, or 15%.

Operating Loss

Net operating loss was $251,662 for the three months ended September 30, 2016, compared to $218,472 for the three months ended September 30, 2015, an increase of $33,190. Net operating loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Net operating loss was $635,762 for the nine months ended September 30, 2016, compared to $348,080 for the nine months ended September 30, 2015, an increase of $287,682. Net operating loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Other Income (Expense)

Other expense was $623,987 for the three months ended September 30, 2016, compared to other income of $0 for the three months ended September 30, 2015, an increase of $623,987. Other expense consisted of interest expense, net of interest income. The increase of other expense is attributable to derivative liabilities associated with new debt issuances.

Other expense was $680,322 for the nine months ended September 30, 2016, compared to other income of $0 for the nine months ended September 30, 2015, an increase of $680,322. Other expense consisted of interest expense, net of interest income. The increase of other expense is attributable to derivative liabilities associated with new debt issuances.

Net Loss

Net loss was $875,649 for the three months ended September 30, 2016, or $0.06 per share, compared to $218,472 for the three months ended September 30, 2015, or $0.02 per share, an increase of $657,177. Net loss increased, as set forth above, primarily due to an increase in interest expense from new debt issuances and an increase in general and administrative expenses.

Net loss was $1,316,084 for the nine months ended September 30, 2016, or $0.09 per share, compared to $348,080 for the nine months ended September 30, 2015, or $0.02 per share, an increase of $968,004. Net loss increased, as set forth above, primarily due to an increase in interest expense from new debt issuances and an increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2016, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of September 30, 2016 was $74,001, which was derived from the exercise of warrants and the sale of stock, notes and convertible promissory notes to investors. Our monthly cash flow burn rate for 2016 was approximately $39,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and December 31, 2015, respectively, are as follows:

	September 30,	December 31,
	2016	2015	Change

Cash	$74,001	$1,536	$72,465
Total Current Assets	132,132	150,360	(18,228)
Total Assets	134,850	155,123	(20,273)
Total Current Liabilities	449,616	25,152	424,464
Total Liabilities	$449,616	$25,152	$424,464

Our cash increased because we were able to raise capital from the sale of warrants, notes and convertible notes. Our total current assets decreased primarily because of a reduction in prepaid expenses. Our total current liabilities increased primarily because of the sale of notes and convertible notes. Our stockholders’ deficit increased by $1,316,084 to $2,066,456.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2016 was $74,001. Based on our nominal revenues and current monthly burn rate of approximately $39,500 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $343,454 for the nine months ended September 30, 2016, compared to $311,465 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the net cash used in operating activities consisted primarily of our net loss of $1,358,819, offset primarily by warrants issued for services expenses of $315,019. For the nine months ended September 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $348,080, increased by an increase in accounts receivable of $25,000 and offset by an increase in accounts payable and accrued liabilities of $41,629.

Investing Activities

We had $1,581 net cash used in investing activities for the nine months ended September 30, 2016, and $6,350 net cash used in investing activities for the nine months ended September 30, 2015.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2016 was $417,500, all of which was proceeds from notes payable, convertible notes payable, the modification of warrants and the exercise of warrants, compared to $430,000 for the nine months ended September 30, 2015, all of which was proceeds from the issuance of common stock.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2016, the Company entered into a consulting services agreement with a third party entity for an indefinite period of time. The services will continue until either party provides thirty days written notice of termination. The compensation for the agreement is 6,500,000 cashless exercise warrants. The warrants are exercisable at $0.12 per share and have a life of three years. The first 500,000 warrants vest immediately and the remaining 6,000,000 warrants vest upon consummation of a transaction as defined in the agreement, during the term of the consulting agreement or the six month period after the termination.

On August 16, 2016, we executed a Convertible Promissory Note in the principal amount of $55,000. The loan bears interest at 12% per annum. The loan is due on May 1, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days at a conversion price of the lesser of $0.20 or 50% of the lowest trading price during the 20 trading days prior to conversion. On September 7, 2016, the Company and the lender mutually agreed to remove the waiting period on the conversion and the Company recorded a derivative liability. During the nine months ended September 30, 2016, the lender converted $15,000 plus accrued interest of $69 into 259,484 shares of common stock. The issuance of the note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

On August 22, 2016, we issued 576,406 shares of common stock to an investor that exercised its conversion rights under a Convertible Promissory Note. The issuance of the securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were accredited and familiar with our operations, and there was no solicitation in connection therewith.

On August 22, 2016, we executed a Convertible Promissory Note in the principal amount of up to $300,000 and, as of the date hereof, have received the first tranche of $30,000 with an original issue discount of $5,000. The loan bears interest at 8% per annum. The first tranche is due on August 22, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the 20 days prior to conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the 20 trading days prior to conversion. Additionally, the Company issued 60,000 warrants as part the convertible promissory note. The warrants have an exercise price of $0.50 and can be exercised for 5 years. The issuance of the note and warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

On September 7, 2016, we executed a Convertible Promissory Note in the principal amount of $50,000. The loan bears interest at 12% per annum and is due on September 6, 2017. The conversion price is the lesser of $0.40 or 56% of the lowest trading price during the 20 trading days prior to conversion. The issuance of the note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

On September 22, 2016, we executed a Convertible Promissory Note in the principal amount of $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days at a conversion price of the lesser of $0.20 or 50% of the lowest trading price during the 20 trading days prior to conversion. The issuance of the note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

On September 22, 2016, we executed a Convertible Promissory Note in the principal amount of $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days at a conversion price of the lesser of $0.20 or 50% of the lowest trading price during the 20 trading days prior to conversion. The issuance of the note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

On October 5, 2016, we executed a Convertible Promissory Note in the principal amount of $25,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days at a conversion price of the lesser of $0.20 or 50% of the lowest trading price during the 20 trading days prior to conversion. The issuance of the note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations, and there was no solicitation in connection therewith.

ITEM 3 Defaults Upon Senior Securities

 There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)       Exhibits

Exhibit Number		Name and/or Identification of Exhibit
3.1	(1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2	(1)	Bylaws of Grey Cloak Tech Inc.

4.1	(1)	Form of Warrant Certificate

4.2	(1)	Form of Warrant Agreement

10.1		Consulting Services Agreement dated August 1, 2016

10.2		Convertible Promissory Note dated August 12, 2016

10.3		Convertible Promissory Note dated August 16, 2016

10.4		Convertible Promissory Note dated September 7, 2016

10.5		Convertible Promissory Note dated September 22, 2016

10.6		Convertible Promissory Note dated September 22, 2016

10.7		Convertible Promissory Note dated October 5, 2016

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS		XBRL Instance Document

100.SCH		XBRL Schema Document

100.CAL		XBRL Calculation Linkbase Document

100.DEF		XBRL Definition Linkbase Document

100.LAB		XBRL Labels Linkbase Document

100.PRE		XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech, Inc.

Dated: November 21, 2016	/s/ Fred Covely
By: Fred Covely
Its: Chief Executive Officer

.