Form 10-K
period 2016-12-31
GREY CLOAK TECH INC.
filed 2017-04-17
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as June 30, 2016 was $1,700,141, based on the last sale price of $0.2316 prior to June 30, 2016.

As of April 13, 2017, there were 72,508,922 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

GREY CLOAK TECH INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Overview

The Company is focused on providing real and valuable digital traffic to our customers’ ecommerce sites, and now with the Sharerails acquisition, to their actual retail locations. Our initial efforts were to detect digital marketing fraud for our customers. Sharerails expands our focus from just preventing fraud, to actually providing clean, high value marketing traffic to our customers from known good sources. We had revenues of $162,750 in the year ended December 31, 2016. On March 31, 2017, we acquired ShareRails, LLC, a Delaware limited liability company (“ShareRails”). ShareRails is now a wholly-owned subsidiary of the Company.

ShareRails provides its customers with a unique, interactive mobile platform for connecting shoppers and retailers. ShareRails has been operated by its two founders who will continue to work with us and ShareRails to service their existing enterprise clients and expand our customer base. We believe that together we will be able to further expand our reach into the social commerce and retail marketing industry.

The Market

Fraudulent digital traffic continues to plague traditional digital advertising methods. In addition, conventional brick and mortar retailers, much less affected by digital fraud, are simply being out competed by e-commerce heavyweights like Amazon and Alibaba. Fundamentally both e-commerce sites and retailers need one thing: real consumers buying their products. With the acquisition of Sharerails Grey Cloak has expanded its efforts from just preventing digital fraud to actually generating known good traffic to brick and mortar retailers and their ecommerce sites.

While large retailers like Sears, and Macy’s have been under considerable pressure, the evidence is that retail is, on a worldwide basis, re-inventing itself. Innovative retailers are changing their business models to accommodate new trends in consumer behavior away from commodity products and towards more customized, and high touch products and services. Malls for example, which are the main customers for the Sharerails products, are moving toward a more experiential environment with some of newer malls featuring art, music, and healthcare. Other malls are focusing on high end dining and entertainment. The retailers that are thriving in those environments focus on products and services which consumers typically need to see face to face before purchasing. Making retail more experiential we believe is a mega trend in retail, and will culminate in richer, more compelling physical shopping and related experiences.

Research indicates that mobile computing, artificial intelligence (AI), machine learning, and other technologies will drive changes in consumer behavior and the retail experience. It is Grey Cloaks plan to integrate technologies from companies like Sharerails into offerings that help retailers, malls (and other retail ‘aggregators’), use new technologies to drive actual sales.

Our intial product offering from Sharerails include the Sharerails cloud base platform and 3 add on services:

The Sharerails Local Inventory Service enables malls and their retailers to put their entire local inventory online. This creates an immediate digital presence which a normal mall website simply lacks.

The Sharerails Social Media add-on allows malls and retailers to create a turnkey social media experience around their products and location.

The Sharerails Concierge Service allows individuals at a retailer or a mall or other retail aggregator, to provide one to one mobile communications between sales and service personal and individual consumers. We believe this product will help drive the change in retail toward higher touch, personalized services and products.

At the moment the Company has a large luxury Mall in Hong Kong using the product as well as a mall here in the US. Both customers have options on more of their mall properties. The products can all be localized to specific languages and have clean mobile, tablet, and full screen interfaces. The Company generally sells the Local Inventory Service with the base and then endeavors to upsell the other two products which take advantage of our knowledge of the retailers’ local inventory.

Our Mission

Our mission is to provide meaningful electronic and foot traffic to brick and mortar retailers and their ecommerce sites and participate in the ongoing retooling of retail on a worldwide basis.

Anticipated Products

We believe that the Sharerails platform is a good base to use to become a premier provider of mobile and advanced technology to retailers worldwide.

The Company sees a lot of opportunity in these areas moving forward:

•	Incorporation of AI in ‘good bot’ technology that allows retailers to participate in meaningful interactions with consumers using Facebook messenger and like platforms. We believe that the integration of bot technology with products like the Sharerails Concierge product described above, will be more compelling than custom mobile apps for the majority of consumers that favor text apps for communication.
•	Integration of the Sharerails platform with Amazon’s Alexa, and like products will provide a future path for a more sophisticated interaction between brick and mortar retailers and consumers both in the home and in the mall and store
•	Influencer marketing which leverages social media to provide traffic rather than traditional digital marketing is becoming a much bigger part of the overall digital marketing story, and we believe that the Sharerails social media platform, currently in use by Marie Claire, Australia can be a big part of that story.

Our product offerings are sold on a subscription basis, where price varies based on the size of the retailer or mall and the features of our product suite that they choose. Approximately we would expect revenues on a per customer basis (mall or retailer) to be:

•	Small retailers: $500-$1,000 per month
•	Medium size retailers and small retail aggregators (strip malls, airports, etc.) $2,500-$5,000 per month
•	Large retailers, large malls, or aggregators: $5,000-$40,000 per month

Currently we are generating $25,000/month in recurring subscription revenue or services.

Accessing Our Technology

Our software applications run in the Amazon cloud. The overall system runs over redundant MySql or SQL server databases using the Amazon SAN for storage of the data. MySql and SQL Server are both relational database management systems (RDBMS). MySql is the most widely used open-source (RDBMS) enabling the delivery of reliable, high performance and scalable web based applications, while SQL Server offers features useful for several of the Sharerails products The Company also uses several of the Amazon cloud services including search and the data storage facility S3. Our use of Amazon computing services is based on a month to month agreement. Amazon has data centers in the U.S., Ireland, Brazil, Singapore, and Tokyo. All of our services can run in any of the data centers at any time based upon demand. This allows for scalability to very large numbers of concurrent users and clicks.

Sales and Marketing

We aspire to be a provider of “quality of visitor” information to businesses who use the internet world wide. Our first year efforts will be focused on deploying the software platform to key high end malls worldwide. We have a substantial contact network that we can use to get into most major commercial retail property owners in the US, Asia, and Europe.

Patents and Intellectual Property Rights

We have not filed for any intellectual property protection, however we believe we will be able to file several patents in the retail digital marketing space as our efforts expand to include AI and other leading edge technologies.

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

Competition

We do not believe that there are competitors that substantially have our vision. Several companies are working on local search for malls and retailers, but they lack the long term vision which includes social media, one to one services, etc. We believe this will change as we succeed, but at the moment we do not see any other companies with our comprehensive offering. The above said, competition exists for each piece of our overall solution and we would expect such competition to broaden their offerings to become more competitive against our integrated product offering.

Employees

As of the date hereof, we do not have any employees other than our officers and directors and one employee. Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

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

We are developing software that provides digital marketing services to retailers. We face risks in developing our product candidates and services and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history, we are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 19, 2014 and we have not fully developed our proposed business operations and have no significant revenue. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2016, was $4,121,307, of which most is for interest expense, change in value of derivative instruments and professional fees in connection with our formation and initial stock offering. Based on our cash position of $24,102 as of December 31, 2016, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

We have received all or nearly all of our revenues from one major customer during the past two years and the loss of this customer would have a substantial effect on our financial performance.

During the years ended December 31, 2016 and 2015, we received 100% and 85%, respectively, of our revenues from one customer. We do not have a written or oral agreement with this customer and there is no guarantee that this customer will purchase any additional software or consulting services from us. While the acquisition of ShareRails has now expanded our customer base, we would lose a significant source of revenues if we are unable to retain this customer.

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

Our officers and directors own stock representing approximately 72% of shareholder votes. As a result they will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

Our current officers and directors may set salaries and perquisites in the future, which the Company is unable to support with its current assets.

At present, Mr. Bossung and Mr. Nejman are each being paid $140,000 per year. Mr. Bossung and Mr. Nejman have deferred a portion of their salary and are being paid $8,000 per month until the Company can afford their full salary. Mr. Covely, through a company he owns, is being paid for programming hours and hosting fees at amounts that vary monthly based on hours worked and the type of work performed.

Although Mr. Covely, Mr. Bossung and Mr. Nejman have written employment or services agreements, our officers and directors may decide to award themselves higher salaries and other benefits. We do not have significant revenues, and there is no guarantee that we will have significant revenue in the near future. If we do not increase our revenues, we will be unable to support any higher salaries or other benefits for management, which may cause us to cease operations.

We may engage in strategic transactions that fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, such as the acquisition of ShareRails, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

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

The market for products and services in the digital marketing business is highly competitive, and we may not be able to compete successfully.

The market for our software and services is intensely and increasingly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in our target market are offering, or may soon offer, products and services that may compete with our soon to be released product. Our current primary competitors generally fall into two categories: large software companies, including suppliers of traditional retail POS and other systems to retailers that provide one or more capabilities that are competitive with our software, and new and emerging software companies and digital marketing agencies that the company may or may not know about We expect competition to increase as other established and emerging companies enter the local retail marketing space, and as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based software. This is a relatively new and evolving area of software, and we anticipate competition to increase based on customer demand for this type of product.

Many of our competitors, particularly large software companies and larger marketing agencies, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with our potential customers and extensive knowledge of the industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Moreover, many of these competitors may be willing to bundle services we are charging for into their other product offerings, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

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

We have incurred costs in completing the transaction with ShareRails and failure to successfully integrate ShareRails will have an adverse impact on our financial position and prevent us from obtaining the benefits that the transaction would have given us.

We have recently completed our acquisition of ShareRails. Our executives have spent considerable time and incurred legal and accounting costs in acquiring ShareRails. If we are unable to fully integrate ShareRails into our business or maintain ShareRails’ customer base, we will not be able to acquire the technologies, partnerships and potential customers that the transaction was intended given us. The increase in acquisition and integration costs without the corresponding benefit will have an adverse impact on our financial statements and foreclose potential revenue-producing opportunities in the near future.

Our success is highly dependent on our ability to penetrate the market for digital marketing services as well as the growth and expansion of that market.

The market for local inventory based digital marketing and related services like ours is relatively new, rapidly evolving and unproven. Our success will depend in large part on our ability to create a new market for local inventory based digital marketing. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our product, as well as customers’ willingness to adopt a different approach to driving foot traffic. Furthermore, many potential customers have made significant investments in other local inventory or local digital marketing software systems and may be unwilling to invest in new software. If we are unable to complete and sell our local inventory based digital marketing cloud based system, our business, results of operations and financial condition would be adversely affected.

Real or perceived errors, failures or bugs in our software could adversely affect our results of operations and growth prospects.

Because our software is new, not tested, undetected errors, failures or bugs may occur. Our software may or will be installed and used in computing environments with different operating systems, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our product as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, which could cause us to lose potential customers and could adversely affect our results of operations.

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

Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on for local inventory based digital marketing software.

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for us to forecast and plan future business activities accurately, and they could cause our potential customers to reevaluate their decisions to purchase our product, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our potential customers may tighten their advertising budgets which may impact their spend on local inventory based digital marketing products. To the extent purchases of our software are perceived by potential customers to be discretionary, sales of our product may never occur. Also, customers may choose to develop in-house software as an alternative to using our product.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer, Fred Covely, and our President, Joseph Nejman, for our local inventory based digital marketing products and services. We are also dependent on technical and programing personnel. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced technical or programing personnel could have a material adverse effect on our financial condition and results of operations.

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

Our future growth is partially tied to our ability to improve our knowledge and implementation of mobile, AI, machine learning, and other advanced technologies in a retail environment, which is a rapidly changing market. The inability to successfully implement commercially technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

Risks Related To Our Common Stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to technology companies;
•	changes in financial estimates or recommendations by securities analysts;
•	announcements of innovations or new products or services by us or our competitors;
•	the emergence of new competitors;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations; and
•	general economic conditions and slow or negative growth of related markets.

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

Fred Covely, William Bossung, Joseph Nejman and Dmitry Chourpo collectively own common and preferred stock with over 74% of the shareholder votes. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

Our stock currently trades on the OTCQB tier maintained by OTC Markets Group, Inc. There currently is a very limited public trading market for our common stock. The lack of a deveoped public trading market for our shares may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares. As a result an investment in the shares may be illiquid in nature and investors could lose some or all of their investment.

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

We have entered into various convertible promissory notes with an aggregate outstanding balance of $459,750 as of December 31, 2016. The convertible promissory notes are convertible into our common stock at various conversion prices. See “Note 7 – Convertible Debt” in the Notes to the Financial Statements.

Repayment of the notes must be done at a premium to the then-outstanding balance. If, rather than repay these notes, we allow them to convert into our common stock after six months, the stock could be sold into the open market at the time of conversion can cause the price for our common stock to decline.

We have the right to issue additional common stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 500,000,000 shares of common stock, of which there were 72,508,922 shares issued and outstanding as of April 13, 2017. An additional 9,756,250 shares of common stock may be issued and outstanding if all of our currently outstanding warrants were exercised and converted into common stock, and an additional 144,588,860 if all of our currently outstanding shares of Series A Convertible Preferred Stock were converted into common stock. We therefore have up to an additional 266,354,032 authorized but unissued shares of our common stock, not taking into consideration shares of our common stock to be issued upon any conversion of our convertible notes, that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 130,941,645 shares of our common stock, representing approximately 72% of our total issued shares. Each individual officer and director may be able to sell up to 1% of our outstanding stock (currently approximately 725,089 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that we have not received any written comments from the Commission staff more than 180 days before the end of our fiscal year to which this Annual Report relates regarding our periodic or current reports under the Securities Exchange Act of 1934 and that remain unresolved.

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

The following table sets forth the high and low transaction price for each quarter within the fiscal year ended December 31, 2016 and 2015, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2017	First Quarter (through March 31, 2017)	$0.13	$0.07

2016	Fourth Quarter	$0.45	$0.03
	Third Quarter	$0.61	$0.12
	Second Quarter	$0.72	$0.18
	First Quarter	$1.00	$0.45

2015	Fourth Quarter (since November 6, 2015)	$1.50	$0.15
	Third Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	First Quarter	N/A	N/A

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

Holders

As of April 13, 2017, there were 72,508,922 shares of our common stock issued and outstanding and held by 52 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

The following sales of equity securities occurred during the three month period ended December 31, 2016 and for the three month period ended March 31, 2017:

Convertible Notes

We have sold convertible notes to various investors. The exhibits shows the date of each note, the amount of the note, the interest rate and the maturity date of the note:

Each note bears interest at the rate indicated and is due on the maturity date listed in the note. Some of the notes are convertible into shares of our common stock from the date which is 181 days after the date of the note through the later of (i) the maturity date and (ii) the date of payment of the default amount due upon certain change of control transactions or a default of the note. Conversion of the notes is not allowed to the extent the conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of our outstanding shares of common stock. Some of the notes are convertible into shares of our common stock from the original date of the loan.

On some of the notes the conversion price of the notes is the lesser of $0.20 or a price equal to 50% of the lowest closing bid price of our common stock on the OTCQB, during the 20 trading day period prior to the conversion of a note. If our common stock is “chilled” by the Depository Trust Company at the time of conversion, the conversion price will be $0.20 or a price equal to 40% of the lowest closing bid price of our common stock on the OTCQB, during the 20 trading day period prior to the conversion of a note. Some of the notes have different discounts to market and some are based on 25 day trading period.

A default interest rate of 22% applies for any principal or interest that is not paid when due for some of the notes.

The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

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

Summary Overview

We were formed in December 2014 and, therefore, have a relatively short operating history. Our business is primarily focused on developing mobile, web-based programs to help retailers better connect with their customers. We are also developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $163,000 in the year ended December 31, 2016, 100% of which was from a single customer.

ShareRails, LLC

On March 31, 2017, we acquired ShareRails, LLC (“ShareRails”). ShareRails provides its clients with a unique mobile platform for connecting shoppers and retailers. ShareRails has been operated by its two founders who will continue to work with us to service ShareRails’ existing enterprise clients and expand our customer base. We believe that together we will be able to further expand our reach into the social commerce and retail marketing industry.

As part of the acquisition, we have brought on one of ShareRails’ founders, Joseph Nejman, to serve as our President and on our Board of Directors. His experience and contacts will help us to penetrate new markets and develop innovative products.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2016 and 2015 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2016 of $4,121,307. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

Results of Operations for the Years Ended December 31, 2016 and 2015

Introduction

We had revenues of $162,750 for the year ended December 31, 2016. Our operating expenses were $988,510 for the year ended December 31, 2016, and consisted primarily of general and administrative expenses associated with getting the company public.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2016	2015	(Decrease)

Revenue	$162,750	$115,551	$47,199

Operating expenses:
Direct cost of sales	26,933	46,626	(19,693)
General and administrative	758,427	386,601	371,826
General and administrative – related party	203,150	413,257	(210,107)
Total operating expenses	988,510	846,484	142,026

Net operating loss	825,760	730,933	94,827
Other income/(expense)	(2,545,175)	61	(2,545,114)

Net loss	$(3,370,935)	$(730,872)	$(2,640,063)

Revenues

The Company had revenues of $162,750 and $115,551 for the years ended December 31, 2016 and 2015, respectively. Approximately 100% and 85% of the total revenue came from a single customer during the years ended December 31, 2016 and 2015, respectively.

Direct Costs of Sales

Direct costs of sales were $26,933 and $46,626 for the years ended December 31, 2016 and 2015, respectively, and consisted of computer programmer and hosting costs.

General and Administrative

General and administrative expense was $758,427 and $386,601 for the years ended December 31, 2016 and 2015, an increase of $371,826. The increase was due primarily to costs related to going public and the costs for maintaining listing. In the year ended December 31, 2016, general and administrative expense consisted mainly of consulting $486,622, selling expenses of $5,332, commissions of $26,283, transfer agent and filing fees of $7,707, and accounting fees of $14,500. In the year ended December 31, 2015, general administrative expense consisted mainly of consulting $71,671, selling expenses of $57,902, commissions of $33,808, transfer agent and filing fees of $21,610, and accounting fees of $22,000.

General and administrative – related party expense was $203,150 for the year ended December 31, 2016, a decrease of $210,107, and consisted of salaries and wages of $96,000 and consulting fees of $107,150. It was $413,257 for the year ended December 31, 2015 and consisted of salaries and wages of $68,000 and consulting fees of $345,257.

Net Operating Loss

Our net operating loss was $825,760 and $730,933 for the years ended December 31, 2016 and 2015, respectively, an increase of $94,827.

Other Income and Expense

Other expense for the year ended December 31, 2016 was $2,545,175, a decrease of $2,545,114, and consisted primarily of interest expense, change in fair value of derivatives and loss on extinguishment of debt. Other income for the year ended December 31, 2015 was $61 and consisted of interest income.

Net Loss

Our net loss for the year ended December 31, 2016 was $3,370,935, or $(0.21) per share, an increase of $2,640,063 from the year ended December 31, 2015 when it was $730,872, or $(0.05) per share.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2016 and 2015, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2016 was $24,102, which was derived primarily from the sale of convertible notes to investors. Our monthly cash flow burn rate in 2016 was approximately $45,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. With the acquisition of ShareRails, we expect to see an increase in revenues over the next few years that will help us maintain the cash we need to operate our business. However, we have incurred additional expenses in the acquisition of ShareRails and the additional costs to be incurred through this expansion of our operations will increase our need for additional cash flow.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015	Change

Cash	$24,102	$1,536	$22,566
Total Current Assets	143,830	150,360	(6,530)
Total Assets	146,183	155,123	(8,940)
Total Current Liabilities	2,505,602	25,152	2,480,450
Total Liabilities	$2,505,602	$25,152	$2,480,450

Our cash increased by $22,566 as of December 31, 2016 as compared to December 31, 2015. Our total current assets decreased by $6,530, from $150,360 to $143,830 as a result of a decrease in prepaid expenses of $97,391 offset by an increase in accounts receivable of $22,000 and a new note receivable-related party of $46,295. Our total assets decreased by $8,940, from $155,123 to $146,183, primarily for the same reasons.

Our current liabilities increased from $25,152 as of December 31, 2015 to $2,505,602 as of December 31, 2016 and consisted of accounts payable of $23,799 and accrued payroll and taxes of $6,111. Our total liabilities increased by $2,480,450 during the year ended December 31, 2016 due primarily to the issuance of $485,000 in convertible debt with adjustments for the change in value on derivative liability, resulting in derivative liabilities of $2,038,952. The change in derivative liabilities results from the adjustable conversion rate on our convertible debt and warrants.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2016 was $24,102. Our monthly cash flow burn rate in 2016 was approximately $45,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2016 and 2015 was $537,058 and $497,847, respectively, an increase of $39,211. Our net cash used in operating activities consisted primarily of our net loss of $3,370,935 and an increase in accounts receivable of $22,000, offset primarily by warrants issued for services of $315,019, non-cash interest of $1,045,187, change in fair value of derivative liability of $1,423,715 and a gain on settlement of debt of $47,969.

Investments

Our cash flow used in investing activities for the years ended December 31, 2016 and 2015 was $47,876 and $6,350, respectively. For 2016, the increase represented payments for note receivable-related party of $46,295 and the purchase of fixed assets of $1,581.

Financing

Our net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $607,500 and $505,000, respectively, an increase of $102,500. For 2016, the increase was the result of proceeds from issuance of convertible debt of $485,000, proceeds from the issuance of notes payable of $35,000, proceeds from the modification of warrants of $50,000, and proceeds from the exercise of warrants of $37,500.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2016. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Grey Cloak Tech, Inc.

We have audited the accompanying balance sheets of Grey Cloak Tech, Inc. as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grey Cloak Tech, Inc.as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As described in Note 3 the Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2016 of $4,121,307. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans are also disclosed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 17, 2017

GREY CLOAK TECH INC

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$24,102	$1,536
Accounts receivable	66,000	44,000
Prepaid expenses	7,433	104,824
Note receivable - related party	46,295	—
Total current assets	143,830	150,360

Fixed assets, net of accumulated depreciation of $395 and $877, respectively	1,186	2,663
Website, net of accumulated amortization of $1,633 and $700, respectively	1,167	2,100
Total other assets	2,353	4,763

TOTAL ASSETS	$146,183	$155,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities:
Accounts payable	$4,000	$12,892
Accounts payable - related party	19,799	—
Accrued payroll and taxes	6,111	12,260
Notes payable - related party	15,000	—
Convertible debt, net of discount of $54,653	405,097	—
Accrued interest payable	16,130	—
Accrued interest payable - related party	513	—
Derivative liabilities	2,038,952	—
Total current and total liabilities	2,505,602	25,152

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 17,156,276 and 14,731,666 shares issued and outstanding, respectively	17,156	14,732
Additional paid-in capital	1,744,732	766,802
Equity instruments to be issued	—	98,809
Accumulated deficit	(4,121,307)	(750,372)
Total stockholders' equity (deficit)	(2,359,419)	129,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$146,183	$155,123

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENT OF OPERATIONS

	For the	For the
	year	year
	ended	ended
	December 31,	December 31,
	2016	2015

REVENUE	$162,750	$115,551

OPERATING EXPENSES
Direct cost of revenue	26,933	46,626
General and administrative	758,427	386,601
General and administrative - related party	203,150	413,257

Total operating expenses	988,510	846,484

Loss from operations	(825,760)	(730,933)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(1,072,978)	61
Interest expense - related party	(513)	—
Change in fair value of derivative	(1,423,715)	—
Loss on extinguishment of debt	(47,969)	—

Total other income (expense)	(2,545,175)	61

Loss before income tax provision (benefit)	(3,370,935)	(730,872)

Income tax provision (benefit)	—	—

NET LOSS	$(3,370,935)	$(730,872)

Loss per share - basic and diluted	$(0.21)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	15,685,685	14,134,180

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Equity
	Common Stock		Paid-In	Instruments	Accumulated
	Shares	Amount	Capital	To Be Issued	Deficit	Total

Balance - December 31, 2014	11,006,666	$11,007	$9,226	$—	$(19,500)	$733

Issuance of common stock unit	3,425,000	3,425	376,575	—	—	380,000

Issuance of common stock for cash	250,000	250	99,750	—	—	100,000

Issuance of vested warrants for services rendered	—	—	256,301	98,809	—	355,110

Exercise of warrants for cash	50,000	50	24,950	—	—	25,000

Net loss for the period	—	—	—	—	(730,872)	(730,872)

Balance - December 31, 2015	14,731,666	$14,732	$766,802	$98,809	$(750,372)	$129,971

Exercise of warrants for cash	75,000	75	37,425	—	—	37,500

Cashless exercise of warrants	953,720	953	(953)	—	—	—

Issuance of common stock for financing	60,000	60	13,140	—	—	13,200

Issuance of common stock for debt conversion	1,335,890	1,336	434,589	—	—	435,925

Issuance of warrants and modifications	—	—	373,729	(98,809)	—	274,920

Beneficial conversion feature	—	—	120,000	—	—	120,000

Net loss for the period	—	—	—	—	(3,370,935)	(3,370,935)

Balance - December 31, 2016	17,156,276	$17,156	$1,744,732	$—	$(4,121,307)	$(2,359,419)

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENT OF CASH FLOWS

	For the	For the
	year	year
	ended	ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(3,370,935)	$(730,872)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,329	1,588
Loss on disposal of assets	2,664	—
Warrants issued for services	315,019	257,949
Non-cash interest	1,045,187	—
Change in fair value on derivative liability	1,423,715	—
Loss on extinguishment of debt	47,969	—
Changes in operating assets and liabilities:
Accounts receivable	(22,000)	(44,000)
Prepaid expenses	(1,407)	(7,664)
Accounts payable	(8,892)	12,892
Accounts payable - related party	19,799	—
Accrued payroll and taxes	(6,149)	12,260
Accrued interest payable	16,130	—
Accrued interest payable - related party	513	—
Net Cash used in Operating Activities	(537,058)	(497,847)

Cash Flows used in Investing Activities:

Purchase of fixed assets	(1,581)	(3,550)
Purchase of website	—	(2,800)
Payments for note receivable - related party	(46,295)	—
Cash flows from Investing Activities:	(47,876)	(6,350)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	35,000	—
Proceeds from issuance of convertible debt, net of original issue discount of $37,250	485,000	—
Proceeds from modification of warrants	50,000	—
Proceeds from issuance of common stock	—	480,000
Proceeds from exercise of warrants	37,500	25,000
Net Cash provided by Financing Activities	607,500	505,000

Increase in cash	22,566	803
Cash at beginning of period	1,536	733
Cash at end of period	$24,102	$1,536

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$280,422	$—
Conversion of debt for shares of common stock	$73,804	$—
Vested stock warrants recorded as prepaid expense	$—	$131,002

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet.

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

Fixed Assets

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Computer equipment	3 years

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the years ended December 31, 2016 and 2015 was $933 and $700, respectively.

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

Concentration

One customer accounted for 100% and 85% of total revenue earned during the years ended December 31, 2016 and 2015, respectively. 100% and 100% of the accounts receivable is due from this customer at December 31, 2016 and 2015, respectively.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are anticipated to be expensed as incurred; however, there were advertising costs included in general and administrative expenses for the years ended December 31, 2016 and 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liabilities in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2016	$ -
Issued during the year ended December 31, 2016	982,481
Change in fair value recognized in operations	1,423,715
Converted during the year ended December 31, 2016	(367,244)
Balance, December 31, 2016	$ 2,038,952

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ending December 31, 2016, the Company recognized a gain on extinguishment of $47,969 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2016 of $4,121,307. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the year ended December 31, 2015, the Company had expenses totaling $46,082 to a company owned by an officer and director and to the officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the year ended December 31, 2015, the Company had expenses totaling $31,920 to former officer for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the year ended December 31, 2015, the Company had expenses totaling $28,000 to former officer for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the years ended December 31, 2016 and 2015, the Company had expenses totaling $96,000 and $40,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2016, there was no accounts payable – related party.

For the years ended December 31, 2016, the Company had expenses totaling $107,150 and $69,637 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2016, there was $19,799 in accounts payable – related party.

For the year ended December 31, 2015, the Company had expenses totaling $197,618 to a director for the fair value of warrants issued for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 5 – NOTES PAYABLE

On June 9, 2016, the Company executed a promissory note for $20,000. The loan bears interest at 18% per annum and is due on December 9, 2016. The Company issued 60,000 shares of common stock to the lender as part of this note. The fair value of the shares were recorded as a debt discount and amortized over the life of the loan.

During the year ended December 31, 2016, the Company recorded interest expense of $1,800 and amortization of debt discount of $13,200.

During the year ended December 31, 2016, the Company allowed the lender to assign the debt to another third party. The third party and the Company agreed to extend the maturity date to June 9, 2017 and the debt became convertible into common stock at a rate of $0.04. During December 2016, the entire principal amount of the debt was converted into 500,000 shares of common stock and the accrued interest was paid in full with cash.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On July 28, 2016, the Company received a loan of $15,000 from an officer and director of the Company. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000. As of the date of this filing, the debt is in default and the Company is renegotiating the debt.

NOTE 7 – CONVERTIBLE DEBT

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 7 – CONVERTIBLE DEBT (continued)

On March 7, 2016, the Company executed a convertible promissory note for $100,000. The loan bears interest at 10% per annum and is due on December 7, 2016. The lender has the right to convert the principal amount and unpaid interest of the loan at $0.10 per share if the market price is greater than $0.25. If the market price is less than or equal to $0.25 but greater than $0.10, then the conversion price is $0.05. If the market price is less than or equal to $0.10 then the conversion price is $0.02. On May 5, 2016, the Company amended the terms of the note and issued 600,000 warrants as part of the loan agreement which was effective as of March 7, 2017. The Company calculated the debt discount based on the allocated fair value of the beneficial conversion feature and the fair value of the warrants. The Company recorded a debt discount of $100,000. On September 30, 2016, the Company received $50,000 from the lender and extension of the maturity date of the loan and in exchange agreed to modify the conversion rate and the exercise price of the warrants. The Company agreed to reduce the exercise price of the warrants from $0.80 to $0.10.

On August 22, 2016, the Company executed a convertible promissory note for up to $300,000 and has received a total of $30,000 with an original issue discount of $5,000 in the first tranche. The loan bears interest at 8% per annum. The first tranche is due on August 22, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the prior 20 days of conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the prior 20 days of conversion. Additionally, the Company issued 60,000 warrants as part the convertible promissory note. The warrants have an exercise price of $0.50 and can be exercised for 5 years. The fair value of the warrants were recorded as a debt discount and amortized over one year. On October 27, 2016, the Company received the second tranche of $30,000 with an original issue discount of $5,000. The second tranche is due on October 27, 2017.

On August 26, 2016, the Company executed a convertible promissory note for $55,000. The loan bears interest at 12% per annum. The loan is due on May 1, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of either the lesser of $0.20 or 50% of the lowest trading price during the prior 20 days of conversion. On September 7, 2016, the Company and the lender mutually agreed to remove the waiting period on the conversion and the Company recorded a derivative liability. During the year ended December 31, 2016, the lender converted $15,000 plus accrued interest of $69 into 259,484 shares of common stock.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 7 – CONVERTIBLE DEBT (continued)

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

On October 5, 2016, the Company executed a convertible promissory note for $55,000 with an original issue discount of $10,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of either the lesser of $0.20 or 50% of the lowest trading price during the prior 20 days of conversion.

On November 16, 2016, the Company executed a convertible promissory note for $55,000. The loan bears interest at 12% per annum. The loan is due on August 17, 2017. In the event of default, the interest rate increases to 18% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 45% of the lowest trading price during the prior 20 days of conversion. The loan has prepayment defaults in the event the Company repays the debt prior to maturity.

On November 29, 2016, the Company executed a convertible promissory note for $86,250 with an original issue discount of $9,000 and prepaid interest of $2,250. The loan bears interest at a fixed amount of $2,250. The loan is due on February 28, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 70% of the lowest closing bid price during the prior 25 days of conversion.

During the year ended December 31, 2016, the Company recorded interest expense of $18,433 and amortization of debt discount of $218,819.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 8 – INCOME TAX

The provisions for federal income tax at 34% for the years ended December 31, 2016 and 2015 consist of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2015
Income tax expense (benefit) at statutory rate	$(1,179,800)	$(248,500)
Permanent differences	931,900	87,700
Change in valuation allowance	247,900	160,800
Income tax benefit	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net operating loss	$408,700	$160,800
Valuation allowance	(408,700)	(160,800)
Net deferred tax asset	$—	$—

The Company has approximately $1,179,800 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased authorized number of shares to 500,000,000. Also, the Company increased the preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock.

Common Share Issuances

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY(continued)

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

On December 9, 2016, the Company issued 500,000 shares of common stock for the conversion of debt totaling $20,000.

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – STOCKHOLDERS’ EQUITY(continued)

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

As of December 31, 2016, there were 9,756,250 warrants outstanding, of which 2,756,250 are fully vested.

NOTE 10 – SUBSEQUENT EVENTS

On January 23, 2017, the Company issued 1,555,119 shares of common stock for debt conversion of $52,252 which consists of $50,000 in principal and $2,250 in accrued interest.

On February 22, 2017, the Company issued 289,000 shares of common stock for debt conversion of $8,011 which consists of $7,511 in principal and $500 in fees.

On February 23, 2017, the Company increased authorized number of shares to 500,000,000. Also, the Company increased the preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock. The designation was completed in March 31, 2017.

On February 24, 2017, the Company executed a convertible promissory note for $85,000. The loan bears interest at 12% per annum. The loan is due on November 24, 2017. In the event of default, the interest rate increases to 24% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan on or after 180 days to convert at a rate of 45% of the lowest trading price during the prior 20 days of conversion.

On March 6, 2017, the Company issued 300,000 shares of common stock for debt conversion of $8,100 which consists of $7,600 in principal and $500 in fees.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 – SUBSEQUENT EVENTS (continued)

On March 1, 2017, the Company issued 616,895 shares of common stock for debt conversion of $16,656 which consists of $14,889 in principal, $1,267 in accrued interest and $500 in fees.

On March 14, 2017, the Company issued 1,578,926 shares of common stock for debt conversion of $42,631 which consists of $40,000 in principal and $2,631 in accrued interest.

On March 28, 2017, the Company issued 711,111 shares of common stock for warrant exercise.

On March 31, 2017, the Company entered into a Share Exchange Agreement by and among the Company, ShareRails, LLC, Joseph Nejman, Dmitry Chourpo and Joseph Nejman, in his capacity as the Selling Members’ Representative whereby we issued and exchanged 91,619,170 shares of our common and 2,857,685 shares of our Series A Convertible Preferred Stock for all of the outstanding units of ShareRails, LLC, a Delaware limited liability company (“ShareRails”). Through this exchange of securities pursuant to the Exchange Agreement (the “Exchange”), ShareRails is now our wholly-owned subsidiary.

On March 31, 2017, the Company entered into an Employment Agreement with Joseph Nejman, our President. Pursuant to Mr. Nejman’s Employment Agreement, we have agreed to pay Mr. Nejman an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. Any employee stock options granted will vest immediately upon the consummation of aggregate equity financing by the Company equal to $2,000,000 that results from Mr. Nejman’s direct efforts. Mr. Nejman is eligible to receive a 20% commission on gross sales that are a direct result of his sales efforts, up to a maximum of his base salary in any calendar year. Mr. Nejman’s employment is “at will” and either party may terminate the agreement at any time. If terminated without Cause or as a result of Constructive Termination, Mr. Nejman will receive severance equal to three months pay at his most recent Base Salary. If Mr. Nejman is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits.

On March 31, 2017, the Company entered into an Employment Agreement with William Bossung, our Chief Financial Officer. Pursuant to Mr. Bossung’s Employment Agreement, we have agreed to pay Mr. Bossung an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. Any employee stock options granted will vest immediately upon the consummation of aggregate equity financing by the Company equal to $2,000,000 that results from Mr. Bossung’s direct efforts. Mr. Bossung is eligible to receive a 20% commission on gross sales that are a direct result of his sales efforts, up to a maximum of his base salary in any calendar year. Mr. Bossung’s employment is “at will” and either party may terminate the agreement at any time. If terminated without Cause or as a result of Constructive Termination, Mr. Bossung will receive severance equal to three months pay at his most recent Base Salary. If Mr. Bossung is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 – SUBSEQUENT EVENTS (continued)

On March 31, 2017, the Company entered into a Development Services Agreement with Covely Information Systems, a company owned and operated by Fred Covely, our Chief Executive Officer (the “Covely Agreement”). Pursuant to the Covely Agreement, we have agreed to pay Covely Information Services for services depending on monthly programming hours and hosting fees, as billed by Covely Information Systems. Billing will be variable and based on the income we receive from one of our clients and other services performed on our behalf. Payment is subject to deferment to the following month for any portion we are unable to pay because of insufficient capital. Covely Information Systems is an independent contractor and either party may terminate the agreement at any time. If the Covely Agreement is terminated for any reason, Covely Information Systems will not receive any severance, only the amount due for services performed prior to the date of termination.

On April 1, 2017, the Company entered into a Development Services Agreement with Dimicho Pty. Ltd., a company owned and operated by Dmitry Chourpo, one of the founders and prior owners of ShareRails (the “Dimicho Agreement”). Pursuant to the Dimicho Agreement, we have agreed to pay Dimicho Pty. Ltd. $8,000 per month for development and support of our software applications and web services. The payment is subject to deferment to the following month for any portion we are unable to pay because of insufficient capital. Dimicho Pty. Ltd. will dedicate no less than one full-time development resource exclusively to our client needs, work projects and business interest. Dimicho Pty. Ltd. is an independent contractor and either party may terminate the agreement at any time. If the Dimicho Agreement is terminated for any reason, Dimicho Pty. Ltd. will not receive any severance, only the amount due for services performed prior to the date of termination.

On March 31, 2017, the Company issued 6,280,745 shares of common stock, restricted in accordance with Rule 144, to Brad Holden, a former member of ShareRails, in connection with the Exchange and to satisfy obligations owed to Mr. Holden by ShareRails, our wholly-owned subsidiary.

On March 31, 2017, the Company issued a total of 13,307,405 shares of Series A Convertible Preferred Stock to officers, directors and shareholders.

On March 31, 2017, the Company issued a total of 7,550,000 shares of common stock to officers, directors and shareholders of the Company in exchange for 1,261,333 shares of Series A Convertible Preferred stock.

On March 31, 2017, the Company issued a total of 9,191,387 shares of Series A Convertible Preferred Stock to officers and shareholders in exchange for 55,148,320 shares of common stock.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

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

Name	Age	Position(s)

Fred Covely	59	President, Chief Executive Officer, Director (2014)

William Bossung	59	Secretary, Chief Financial Officer, Director (2014)

Joseph Nejman	36	Director (2017)

Fred Covely, age 59, has served as our President, Chief Executive Officer, and a member of our Board of Directors since our inception. Mr. Covely has both a technical and business background in software. Fred has been involved in all aspects of the software industry over the past 30 years including technical, sales, legal, and management. In the 1990’s, Fred was the chief architect for the Peregrine Network Management System which was subsequently purchased by Hewlett Packard. Fred was a founder at BCF Technology, which was founded in September 2003, an insurance software company ultimately sold to Vertafore in August 2006. From August 2006 through December 2010, Fred remained as the Chief Technical Officer of Vertafore for and was responsible for a software division of Vertafore. From January 2011 to August 2013, Fred was the President of Codee Software which was a company that programmed and sold consumer QR codes. From August 2013 through December 2014, Fred has been an outside computer consultant for several companies involved in digital marketing.

William Bossung, age 59, has served as our Secretary, Chief Financial Officer, and a member of our Board of Directors since our inception. Mr. Bossung has a diverse background in Corporate Finance, Insurance and Accounting. From September 2003 to August 2006, Mr. Bossung was a founder of BCF Technology with Mr. Covely, an insurance software company that was ultimately sold to Vertafore in August 2006. From August 2006 through December 2014, Mr. Bossung was the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies and purchases and restructures debt from companies. During January 2012, Mr. Bossung founded Splash Beverage Group, a beverage distribution company that distributes both alcohol and non-alcohol products, and is currently one of their Directors. From June 2012 through August 2013, Mr. Bossung was the Director of Business Development at Splash Beverage. Mr. Bossung currently holds an Insurance License in various states. He holds a bachelor’s degree in accounting and finance from Bloomsburg State University.

Joseph Nejman, age 36, was appointed to our Board of Directors on March 17, 2017. Mr. Nejman is the founder of ShareRails. Since January 2010, as an Entrepreneur In Residence for Eric Schmidt’s TomorrowVentures, Joseph led seed investments and co-founded the Tomorrow Media incubator to focus on social commerce. Prior to TomorrowVentures, from April 2007 to January 2010, Joseph worked at Google in a variety of business development roles with a focus on local markets, mobile, and entertainment. Joseph also founded Brandcasting in March 2008 - responsible for Britney Spears’ digital business and strategy. He is a proud Harvard Alum (2003) and member of the Olympic Club lacrosse team in San Francisco. Joseph recently participated in Swire's blueprint B2B accelerator program and works with major malls and brands in Hong Kong, China, and the US.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, none of our directors are independent.

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

During the fiscal years ended December 31, 2016 and 2015, the Board of Directors met as necessary.

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

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

For the year ended December 31, 2015, the Company had expenses totaling $46,082 to a company owned by William Bossung, our Chief Financial Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to the related party.

For the years ended December 31, 2016 and 2015, the Company had expenses totaling $96,000 and $40,000, respectively, to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2016, there was $0 in accounts payable – related party.

For the years ended December 31, 2016, the Company had expenses totaling $103,150 and $69,637 to a company owned by Fred Covely, our Chief Executive Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2016, there was $19,799 in accounts payable – related party.

For the year ended December 31, 2015, the Company had expenses totaling $197,618 to a prior director, Brian Dunn, for the fair value of warrants issued for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations.

We did not have written employment agreements with any of our executives during the year ended December 31, 2016. All are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Fred Covely	2016	-0-	-0-	-0-	-0-	-0-	-0-	103,150	103,150
President and CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-	69,637	69,637

William Bossung	2016	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
Secretary and CFO	2015	40,000	-0-	-0-	-0-	-0-	-0-	86,082	86,082

Director Compensation

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

For the years ended December 31, 2016 and 2015, other than Mr. Dunn, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13, 2017, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Fred Covely (3)(4)	43,647,215	40.2%

William Bossung (3)(4)	43,647,215	40.2%

Joseph Nejman (3)(4)	43,647,215	40.2%

Dmitry Chourpo (4)	43,647,215	40.2%

All Officers and Directors as a Group (3 Persons)	130,941,645	72.4%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Grey Cloak Tech Inc.
(2)	Unless otherwise indicated, based on 72,508,922 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Indicates one of our officers or directors.
(4)	Includes 6,024,536 shares of our Series A Convertible Preferred Stock. Each share is convertible into six shares of our common stock.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Nejman Employment Agreement

On March 31, 2017, we entered into an Employment Agreement with Joseph Nejman, our President. Pursuant to Mr. Nejman’s Employment Agreement, we have agreed to pay Mr. Nejman an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. At present, Mr. Nejman has deferred a portion of his salary and is being paid $8,000 per month until the Company can afford their full salary. Any employee stock options granted will vest immediately upon the consummation of aggregate equity financing by the Company equal to $2,000,000 that results from Mr. Nejman’s direct efforts. Mr. Nejman is eligible to receive a 20% commission on gross sales that are a direct result of his sales efforts, up to a maximum of his base salary in any calendar year. Mr. Nejman’s employment is “at will” and either party may terminate the agreement at any time.

If terminated without Cause or as a result of Constructive Termination, Mr. Nejman will receive severance equal to three months pay at his most recent Base Salary. If Mr. Nejman is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits. The Employment Agreement includes non-compete and non-solicitation provisions that apply during the term of the Employment Agreement and for a period of one year after Mr. Nejman’s termination. Capitalized terms in this section not defined herein have the meaning given to such terms in the Employment Agreement.

Mr. Nejman’s Employment Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Mr. Nejman prior to termination of the Employment Agreement.

Bossung Employment Agreement

On March 31, 2017, we entered into an Employment Agreement with William Bossung, our Chief Financial Officer. Pursuant to Mr. Bossung’s Employment Agreement, we have agreed to pay Mr. Bossung an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. At present, Mr. Bossung has deferred a portion of his salary and is being paid $8,000 per month until the Company can afford their full salary. Any employee stock options granted will vest immediately upon the consummation of aggregate equity financing by the Company equal to $2,000,000 that results from Mr. Bossung’s direct efforts. Mr. Bossung is eligible to receive a 20% commission on gross sales that are a direct result of his sales efforts, up to a maximum of his base salary in any calendar year. Mr. Bossung’s employment is “at will” and either party may terminate the agreement at any time.

If terminated without Cause or as a result of Constructive Termination, Mr. Bossung will receive severance equal to three months pay at his most recent Base Salary. If Mr. Bossung is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits. The Employment Agreement includes non-compete and non-solicitation provisions that apply during the term of the Employment Agreement and for a period of one year after Mr. Bossung’s termination. Capitalized terms in this section not defined herein have the meaning given to such term in the Employment Agreement.

Mr. Bossung’s Employment Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Mr. Bossung prior to termination of the Employment Agreement.

Covely Information Systems – Development Services Agreement

On March 31, 2017, we entered into a Development Services Agreement with Covely Information Systems, a company owned and operated by Fred Covely, our Chief Executive Officer (the “Covely Agreement”). Pursuant to the Covely Agreement, we have agreed to pay Covely Information Services for services depending on monthly programming hours and hosting fees, as billed by Covely Information Systems. Billing will be variable and based on the income we receive from one of our clients and other services performed on our behalf. Payment is subject to deferment to the following month for any portion we are unable to pay because of insufficient capital. Covely Information Systems is an independent contractor and either party may terminate the agreement at any time.

If the Covely Agreement is terminated for any reason, Covely Information Systems will not receive any severance, only the amount due for services performed prior to the date of termination. The Covely Agreement includes non-compete and non-solicitation provisions that apply during the term of the Covely Agreement and for a period of one year after termination. Capitalized terms in this section not defined herein have the meaning given to such term in the Covely Agreement.

The Covely Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Covely Information Systems prior to termination of the Covely Agreement.

Dimicho Pty. Ltd. – Development Services Agreement

On April 1, 2017, we entered into a Development Services Agreement with Dimicho Pty. Ltd., a company owned and operated by Dmitry Chourpo (the “Dimicho Agreement”). Pursuant to the Dimicho Agreement, we have agreed to pay Dimicho Pty. Ltd. $8,000 per month for development and support of our software applications and web services. The payment is subject to deferment to the following month for any portion we are unable to pay because of insufficient capital. Dimicho Pty. Ltd. will dedicate no less than one full-time development resource exclusively to our client needs, work projects and business interest. Dimicho Pty. Ltd. is an independent contractor and either party may terminate the agreement at any time.

If the Dimicho Agreement is terminated for any reason, Dimicho Pty. Ltd. will not receive any severance, only the amount due for services performed prior to the date of termination. The Dimicho Agreement includes non-compete and non-solicitation provisions that apply during the term of the Dimicho Agreement and for a period of one year after termination. Capitalized terms in this section not defined herein have the meaning given to such term in the Dimicho Agreement.

The Dimicho Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Dimicho Pty. Ltd. prior to termination of the Dimicho Agreement.

Other Arrangements

For the year ended December 31, 2015, the Company had expenses totaling $46,082 to a company owned by Fred Covely and directly to Mr. Covely for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2015, there was no accounts payable to Mr. Covely.

For the years ended December 31, 2016 and 2015, the Company had expenses totaling $96,000 and $40,000, respectively, to William Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2016, there was no accounts payable to Mr. Bossung.

For the years ended December 31, 2016, the Company had expenses totaling $103,150 and $69,637 to a company owned by Fred Covely for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2016, there was $19,799 in accounts payable to Mr. Covely.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, none of our directors are independent.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, PA was our independent registered public accounting firm for the years ended December 31, 2016 and 2015 and has served as our independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Paritz & Company, PA for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Audit Fees (1)	$26,000	$13,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$26,000	$13,000

(1)       Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2016, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (1)	Bylaws of Grey Cloak Tech Inc.

3.3	Certificate of Designation of the Series A Convertible Preferred Stock

4.1 (1)	Form of Warrant Certificate

4.2 (1)	Form of Warrant Agreement

4.3	Form of Convertible Promissory Note

10.1 (2)	Personal Services and Management Agreement with Reliable Document Solutions, LLC

10.2 (3)	Customer Agreement with Amazon Web Services, Inc.

10.3 (4)	Consulting Services Agreement with The Dunn Group, LLC

10.4 (4)	Director Agreement with Brian J. Dunn

10.5 (4)	Warrant Agreement with The Dunn Group, LLC

10.6 (4)	Warrant Agreement with Brian J. Dunn

10.7 (5)	Securities Purchase Agreement dated January 23, 2016

10.8 (5)	Convertible Promissory Note dated January 23, 2016

10.9 (6)	Consulting Services Agreement dated August 1, 2016

10.10 (6)	Convertible Promissory Note dated August 12, 2016

10.11 (6)	Convertible Promissory Note dated August 16, 2016

10.12 (6)	Convertible Promissory Note dated September 7, 2016

10.13 (6)	Convertible Promissory Note dated September 22, 2016

10.14 (6)	Convertible Promissory Note dated September 22, 2016

10.15 (6)	Convertible Promissory Note dated October 5, 2016

10.16	Convertible Promissory Note dated November 21, 2016

10.17	Convertible Promissory Note dated December 9, 2016

10.18	Convertible Promissory Note dated January 23, 2017

10.19	Convertible Promissory Note dated January 23, 2017

10.20	Convertible Promissory Note dated January 23, 2017

10.21	Convertible Promissory Note dated February 24, 2017

10.22	Convertible Promissory Note dated February 24, 2017

10.23	Convertible Promissory Note dated March 1, 2017

10.24	Convertible Promissory Note dated March 7, 2017

10.25	Convertible Promissory Note dated March 10, 2017

10.26	Convertible Promissory Note dated March 10, 2017

10.27	Convertible Promissory Note dated March 10, 2017

10.28	Convertible Promissory Note dated March 10, 2017

10.29	Convertible Promissory Note dated March 10, 2017

10.30	Convertible Promissory Note dated March 10, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.
(2)	Incorporated by reference from our Second Amended Registration Statement on Form S-1/A dated and filed with the Commission on June 3, 2015.
(3)	Incorporated by reference from our Third Amended Registration Statement on Form S-1/A dated and filed with the Commission on June 19, 2015.
(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 11, 2015.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015, dated and filed with the Commission on March 30, 2016.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, dated and filed with the Commission on November 22, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: April 17, 2017		/s/ Fred Covely
	By:	Fred Covely
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2017		/s/ Fred Covely
	By:	Fred Covely
	Its:	Chief Executive Officer and Director

Dated: April 17, 2017		/s/ William Bossung
	By:	William Bossung
	Its:	Chief Financial Officer, Principal Accounting Officer, and Director

Dated: April 17, 2017		/s/ Joseph Nejman
	By:	Joseph Nejman
	Its:	President and Director