Form 10-Q
period 2017-03-31
GREY CLOAK TECH INC.
filed 2017-05-25
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

As of May 22, 2017, there were 23,724,216 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC.

BALANCE SHEETS

(unaudited)

	MARCH 31,	DECEMBER 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$31,618	$24,102
Accounts receivable	66,500	66,000
Prepaid expenses	5,253	7,433
Note receivable	66,295	46,295
Total current assets	169,666	143,830

Fixed assets, net of accumulated depreciation of $527 and $395, respectively	1,054	1,186
Website, net of accumulated amortization of $1,867 and $1,633, respectively	933	1,167
Total other assets	1,987	2,353

TOTAL ASSETS	$171,653	$146,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$36,429	$4,000
Accounts payable - related party	24,299	19,799
Accrued payroll and taxes	11,990	6,111
Notes payable - related party	15,000	15,000
Convertible debt, net of discount of $435,077 and $54,653, respectively	199,423	405,097
Accrued interest payable	13,059	16,130
Accrued interest payable - related party	809	513
Derivative liabilities	1,342,288	2,038,952
Total liabilities	1,643,297	2,505,602

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
22,207,327 and 17,156,276 shares issued and outstanding, respectively	22,207	17,156
Additional paid-in capital	3,125,619	1,744,732
Accumulated deficit	(4,619,470)	(4,121,307)
Total stockholders' deficit	(1,471,644)	(2,359,419)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$171,653	$146,183

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2017	2016

REVENUE	$42,000	$39,000

OPERATING EXPENSES
Direct cost of revenue	3,000	11,603
General and administrative	331,770	298,422
General and administrative - related party	56,500	48,650

Total operating expenses	391,270	358,675
	(349,270)	(319,675)
OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(1,272,493)	(11,964)
Interest expense - related party	(296)	—
Change in fair value on derivative	1,176,873	—
Loss on extinguishment of debt	(52,977)	—

Total other expense	(148,893)	(11,964)

Net loss before income tax provision	(498,163)	(331,639)

Income tax provision	—	—

NET LOSS	$(498,163)	$(331,639)

Loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	18,909,688	15,054,797

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(498,163)	$(331,639)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	365	233
Loss on disposal of assets	—	2,663
Warrants issued for services	—	209,448
Non-cash fees including penalties	89,209	10,062
Non-cash amortization of debt discount	1,259,388	—
Change in fair value on derivative liability	(1,176,873)	—
Loss on extinguishment of debt	52,977	—
Changes in operating assets and liabilities:
Accounts receivable	(500)	5,000
Prepaid expenses	2,180	1,198
Accounts payable	32,429	(814)
Accounts payable - related party	4,500	6,169
Accrued payroll and taxes	5,879	(6,283)
Accrued interest payable	3,079	1,403
Accrued interest payable - related party	296	—
Net Cash used in Operating Activities	(225,234)	(102,560)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(1,581)
Payments for note receivable	(20,000)	—
Cash flows used from Investing Activities:	(20,000)	(1,581)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,
net of original issue discount of $42,000 and $37,250, respectively	439,000	144,000
Payments for repayment of convertible debt	(186,250)	—
Proceeds from exercise of warrants	—	5,000
Net Cash provided by Financing Activities	252,750	149,000

Increase in cash	7,516	44,859
Cash at beginning of period	24,102	1,536
Cash at end of period	$31,618	$46,395

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$100,000
Conversion of debt for shares of common stock	$505,564	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

MARCH 31, 2017

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

Concentration

One customer accounted for 100% of total revenue earned during the three months ended March 31, 2017 and 2016. 100% of the accounts receivable is due from this customer at March 31, 2017 and December 31, 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2017	$ 2,038,952
Issued during the three months ended March 31, 2017	1,597,811
Change in fair value recognized in operations	(1,176,871)
Converted during the three months ended March 31, 2017	(1,117,603)
Balance, March 31, 2017	$ 1,342,288

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ending March 31, 2017, the Company recognized a loss on extinguishment of $52,977 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2017 of $4,619,470. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the three months ended March 31, 2017, the Company had expenses totaling $28,000 to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2017, there was $0 in accounts payable – related party.

For the three months ended March 31, 2017, the Company had expenses totaling $28,500 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2017, there was $24,299 in accounts payable – related party.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On July 28, 2016, the Company received a loan of $15,000 from an officer and director of the Company. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000.

During the three months ended March 31, 2017, the Company recorded interest expense of $296. As of the date of this filing, the loan is in default.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 6 – CONVERTIBLE DEBT

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion.

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion.

On October 5, 2016, the Company executed a convertible promissory note for $55,000 with an original issue discount of $10,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion.

On January 23, 2017, the Company executed three convertible promissory notes totaling $100,000. The loans bear interest at 8% per annum and are due on January 23, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.04 per share or 60% of the lowest trading price during the prior 20 days of conversion.

On March 3, 2017, the Company executed a convertible promissory note for $90,000. The loan bears interest at 12% per annum and is due on December 1, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 55% of the lowest trading price during the prior 20 days of conversion.

On March 7, 2017, the Company executed three convertible promissory notes totaling $90,000. The loans bear interest at 10% per annum and is due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

On March 8, 2017, the Company executed two convertible promissory notes totaling $60,000. The loans bear interest at 10% per annum and are due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 6 – CONVERTIBLE DEBT (CONTINUED)

On March 9, 2017, the Company executed a convertible promissory note for $66,000. The loan bears interest at 12% per annum and is due on December 1, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 50% of the lowest trading price during the prior 20 days of conversion.

On March 14, 2017, the Company executed a convertible promissory note for $15,000. The loan bears interest at 10% per annum and is due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

During the three months ended March 31, 2017, the Company recorded interest expense of $13,106 and amortization of debt discount of $100,576.

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

Common Share Issuances

On February 3, 2017, the Company issued 1,555,119 shares of common stock for the conversion of debt totaling $139,961 and gain on settlement of debt of $10,886.

On February 22, 2017, the Company issued 289,000 shares of common stock for the conversion of debt totaling $8,011 and gain on settlement of debt of $20,889.

On March 1, 2017, the Company issued 300,000 shares of common stock for the conversion of debt totaling $8,100 and gain on settlement of debt of $17,700.

On March 6, 2017, the Company issued 616,895 shares of common stock for the conversion of debt totaling $142,771 and loss on settlement of debt of $80,465.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

On March 13, 2017, the Company issued 1,578,926 shares of common stock for the conversion of debt totaling $206,721 and loss on settlement of debt of $21,987.

On March 28, 2017, the Company issued 711,111 shares of common stock for the cashless exercise of 60,000 warrants.

Warrant Issuances

As of March 31, 2017, there were 9,696,250 warrants outstanding, of which 2,696,250 are fully vested.

NOTE 8 – SUBSEQUENT EVENTS

On April 10, 2017, the Company executed a convertible promissory note for $30,000. The loan bears interest at 10% per annum and is due on April 10, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

On April 20, 2017, the Company took a third tranche of $45,000 with an OID of $10,750 from the convertible promissory note up to $300,000. The third tranche is due on April 20, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the prior 20 days of conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the prior 20 days of conversion.

On April 28, 2017, the Company issued 1,156,889 shares of common stock for debt converted of $27,500 of principal and $3,736 of accrued interest.

On May 10, 2017, the Company issued 360,000 shares of common stock for debt converted of $7,561 of principal and $500 in fees.

On May 12, 2017, the Company executed a convertible promissory note for $60,000. The loan bears interest at 12% per annum and is due on February 20, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 61% of the average of the lowest two trading price during the prior 15 days of conversion.

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

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $163,000 in the year ended December 31, 2016, 100% of which was from a single customer. We had revenues of $42,000 for the three months ended March 31, 2017, all of which was from the same customer.

ShareRails, LLC

On March 31, 2017, we entered into a Share Exchange Agreement to acquire ShareRails, LLC (“ShareRails”), a company that provides customers with a unique mobile platform for connecting shoppers and retailers. In connection with the Share Exchange Agreement, we appointed one of ShareRails’ founders, Joseph Nejman, to serve as our President and on our Board of Directors.

However, ShareRails failed to meet one of the conditions for closing the share exchange and on May 19, 2017, we terminated the transaction and Share Exchange Agreement. Mr. Nejman also resigned from his positions of Director and President. ShareRails issued a convertible promissory note in the amount of $100,000 whereby ShareRails will repay funds advanced, or to be advanced, to ShareRails by the Company. While we did not acquire ShareRails, we intend to continue working with ShareRails and its founders to pursue business opportunities in the mobile retail space.

 Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2015 and 2016, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Since inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we have incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2017 of $4,619,470. In addition, our development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

Results of Operations for the Three months Ended March 31, 2017 and 2016

Introduction

We had revenues of $42,000 for the three months ended March 31, 2017, compared to $39,000 for the three months ended March 31, 2016. Our operating expenses were $391,270 for the three months ended March 31, 2017, compared to $358,675 for the three months ended March 31, 2016, an increase of $32,595, or 9.1%.

Our operating expense consisted mainly of consulting fees and salaries to related parties of $56,500 and legal and professional fees of $52,185 for the three months ended March 31, 2017.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three ended March 31, 2017 and 2016 were as follows:

	Three Months	Three Months
	March 31,	March 31,	Increase/
	2017	2016	(Decrease)

Revenue	$42,000	$39,000	$3,000

Operating expenses:
Direct cost of revenue	3,000	11,603	(8,603)
General and administrative	331,770	298,422	33,348
General and administrative - related party	56,500	48,650	7,850
Total operating expenses	391,270	358,675	32,595

Net operating loss	349,270	319,675	29,595
Net other expenses	148,893	11,964	136,929

Net loss	$498,163	$331,639	$166,524

Revenues

Revenues were $42,000 for the three months ended March 31, 2017, compared to $39,000 for the three months ended March 31, 2016, an increase of $3,000, or 7.7%. All of the total revenue came from a single customer.

Direct Cost of Revenue

Direct cost of revenue expenses was $3,000 for the three months ended March 31, 2017, compared to $11,603 for the three months ended March 31, 2016. Direct cost of revenue consists of $3,000 and decreased primarily due to decrease in costs based on the type of project we completed.

General and Administrative

General and administrative expenses were $331,770 for the three months ended March 31, 2017, compared to $298,422 for the three months ended March 31, 2016, an increase of $33,348, or 11.2%. General and administrative expenses increased primarily due to consulting and financing and loan fees. General and administrative expenses – related party were $56,500 for the three months ended March 31, 2017, compared to $48,650 for the three months ended March 31, 2016, an increase of $7,850, or 16.1%. General and administrative expenses – related party consists of $28,000 to an officer and director for salaries and $28,500 to a company owned by an officer and director for consulting fees.

Operating Loss

Net operating loss was $349,270 for the three months ended March 31, 2017, compared to $319,675 for the three months ended March 31, 2016, an increase of $29,595 or 9.3%. Net operating loss increased primarily due to an increase in general and administrative expenses, as set forth above.

Other Income (Expense)

Other expense was $148,893 for the three months ended March 31, 2017, compared to other expense of $11,964 for the three months ended March 31, 2016, an increase of $136,929. Other expense increased primarily due to an increase of interest expense, net of interest income, of $1,272,493 offset by a $1,176,873 change in fair value of derivative liabilities connected to the conversion features of our convertible debt. The interest expense is relatively high compared to the amount of the debt due to the derivative accounting from the terms of the convertible debt.

Net Loss

Net loss was $498,163 for the three months ended March 31, 2017, or $0.03 per share, compared to $331,639 for the three months ended March 31, 2016, or $0.02 per share, an increase of $166,524. Net loss increased, as set forth above, primarily due to an increase in interest expense from new debt issuances and an increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2017, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2017 was $31,618, which was derived primarily from the issuance of convertible promissory notes to investors. Our monthly cash flow burn rate for 2016 was approximately $45,000 and for the three months ended March 31, 2017 was approximately $75,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 and December 31, 2016, respectively, are as follows:

	March 31,	December 31,
	2017	2016	Change

Cash	$31,618	$24,102	$7,516
Total Current Assets	169,666	143,830	25,836
Total Assets	171,653	146,183	25,470
Total Current Liabilities	1,643,297	2,505,602	(862,305)
Total Liabilities	$1,643,297	$2,505,602	$(862,305)

Our cash increased because we were able to raise capital from the sale of convertible notes. Our total current assets increased primarily for the same reason and because of an increase in notes receivable. Our total current liabilities decreased primarily because of the change in fair value of our derivative liability connected to the conversion feature of our convertible promissory notes. Our accumulated deficit increased by $498,163 to $4,619,470 while our total stockholders’ deficit decreased by $887,775 to $1,471,644, primarily due to issuances of stock upon conversion of our convertible notes. .

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2017 was $31,618. Based on our nominal revenues and current monthly burn rate of approximately $75,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $225,234 for the three months ended March 31, 2017, compared to $102,560 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the net cash used in operating activities consisted primarily of our net loss of $498,163 and the increase in the fair value of our derivative liabilities of $1,176,873, offset primarily by non-cash amortization of debt discount of $1,259,388 and increases in accounts payable, accrued liabilities, notes payable and convertible notes.

Investing Activities

We had $20,000 net cash used in investing activities for the three months ended March 31, 2017 due to payments for notes receivable, and $1,581 net cash used in investing activities for the three months ended March 31, 2016 due to purchase of fixed assets.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2017 was $252,750, all of which was proceeds from convertible notes payable, offset by repayments on convertible notes, compared to $149,000 for the three months ended March 31, 2016, all of which was proceeds from the issuance of convertible notes and the exercise of warrants.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as discussed below, we have not issued unregistered securities during the period covered by this report:

As previously reported on our Current Report on Form 8-K filed on April 6, 2017 and discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into a Share Exchange Agreement with ShareRails and its members to acquire ShareRails in exchange for shares of our equity securities. On May 19, 2017 we terminated this agreement, and all related agreements and transactions, due to failure of the ShareRails members to meet a condition to closing in the Share Exchange Agreement. Consequently, all share issuances and exchanges were rescinded.

Common Share Issuances

On February 3, 2017, the Company issued 1,555,119 shares of common stock for the conversion of debt totaling $139,961 and gain on settlement of debt of $10,886.

On February 22, 2017, the Company issued 289,000 shares of common stock for the conversion of debt totaling $8,011 and gain on settlement of debt of $20,889.

On March 1, 2017, the Company issued 300,000 shares of common stock for the conversion of debt totaling $8,100 and gain on settlement of debt of $17,700.

On March 6, 2017, the Company issued 616,895 shares of common stock for the conversion of debt totaling $142,771 and loss on settlement of debt of $80,465.

On March 13, 2017, the Company issued 1,578,926 shares of common stock for the conversion of debt totaling $206,721 and loss on settlement of debt of $21,987.

On March 28, 2017, the Company issued 711,111 shares of common stock for the cashless exercise of 60,000 warrants.

Convertible Notes

On January 23, 2017, the Company executed three convertible promissory notes totaling $100,000. The loans bear interest at 8% per annum and are due on January 23, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.04 per share or 60% of the lowest trading price during the prior 20 days of conversion.

On March 3, 2017, the Company executed a convertible promissory note for $90,000. The loan bears interest at 12% per annum and is due on December 1, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 55% of the lowest trading price during the prior 20 days of conversion.

On March 7, 2017, the Company executed three convertible promissory notes totaling $90,000. The loans bear interest at 10% per annum and is due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

On March 8, 2017, the Company executed two convertible promissory notes totaling $60,000. The loans bear interest at 10% per annum and are due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

On March 9, 2017, the Company executed a convertible promissory note for $66,000. The loan bears interest at 12% per annum and is due on December 1, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 50% of the lowest trading price during the prior 20 days of conversion.

On March 14, 2017, the Company executed a convertible promissory note for $15,000. The loan bears interest at 10% per annum and is due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

All of the issuances of securities above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)       Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2(2)	Certificate of Amendment to the Articles of Incorporation, dated February 24, 2017

3.3 (1)	Bylaws of Grey Cloak Tech Inc.

3.4 (3)	Certificate of Designation of the Series A Convertible Preferred Stock

4.1 (1)	Form of Warrant Certificate

4.2 (1)	Form of Warrant Agreement

10.1	Share Exchange Agreement by and among the Company, ShareRails, LLC, Joseph Nejman, Dmitry Chourpo and Joseph Nejman, in his capacity as the Selling Members’ Representative, dated March 31, 2017

10.2	Employment Agreement by and between the Company and William Bossung, dated March 31, 2017

10.3	Employment Agreement by and between the Company and Joseph Nejman, dated March 31, 2017

10.4	Development Services Agreement by and between the Company and Covely Information Systems, dated March 31, 2017

10.5	Development Services Agreement by and between the Company and Dimicho Pty. Ltd., dated March 31, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.
(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 27, 2017.
(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech, Inc.

Dated: May 25, 2017	/s/ Fred Covely
By: Fred Covely
Its: Chief Executive Officer