Form 10-Q
period 2017-06-30
GREY CLOAK TECH INC.
filed 2017-08-18
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

As of August 8, 2017, there were 27,028,663 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC.

BALANCE SHEETS

(unaudited)

	JUNE 30,	DECEMBER 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$33,588	$24,102
Accounts receivable	51,500	66,000
Prepaid expenses	5,248	7,433
Note receivable	79,295	46,295
Total current assets	169,631	143,830

Fixed assets, net of accumulated depreciation of $659 and $395, respectively	2,111	1,186
Website, net of accumulated amortization of $2,100 and $1,633, respectively	700	1,167
Total other assets	2,811	2,353

TOTAL ASSETS	$172,442	$146,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$39,554	$4,000
Accounts payable - related party	23,799	19,799
Accrued payroll and taxes	11,940	6,111
Notes payable - related party	10,000	15,000
Convertible debt, net of discount of $375,876 and $54,653, respectively	349,062	405,097
Accrued interest payable	24,521	16,130
Accrued interest payable - related party	1,098	513
Derivative liabilities	1,063,298	2,038,952
Total current and total liabilities	1,523,272	2,505,602

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized,
25,319,573 and 17,156,276 shares issued and outstanding, respectively	25,320	17,156
Additional paid-in capital	3,374,799	1,744,732
Accumulated deficit	(4,750,949)	(4,121,307)
Total stockholders' deficit	(1,350,830)	(2,359,419)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,442	$146,183

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

REVENUE	$37,500	$41,250	$79,500	$80,250

OPERATING EXPENSES
Direct cost of revenue	14,659	—	17,659	11,603
General and administrative	118,879	62,675	450,649	361,097
General and administrative - related party	52,500	43,000	109,000	91,650

Total operating expenses	186,038	105,675	577,308	464,350

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(285,591)	(44,371)	(1,558,084)	(56,335)
Interest expense - related party	(289)	—	(585)	—
Change in fair value on derivative	426,415	—	1,603,288	—
Loss on extinguishment of debt	(123,476)		(176,453)	—

Total other income (expense)	$17,059	(44,371)	(131,834)	(56,335)

Net loss before income tax provision	(131,479)	(108,796)	(629,642)	(440,435)

Income tax provision	—	—	—	—

NET LOSS	$(131,479)	$(108,796)	$(629,642)	$(440,435)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	23,801,322	15,291,243	21,369,018	13,173,020

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(629,642)	$(440,435)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	730	598
Loss on disposal of assets	—	2,663
Warrants issued for services	—	209,448
Non-cash fees including penalties	89,709	50,737
Non-cash interest	1,526,046	—
Change in fair value on derivative liability	(1,603,288)	—
Loss on extinguishment of debt	176,453	—
Changes in operating assets and liabilities:
Accounts receivable	14,500	2,750
Prepaid expenses	2,185	2,116
Accounts payable	35,554	(8,892)
Accounts payable - related party	4,000	799
Accrued payroll and taxes	5,829	(320)
Accrued interest payable	22,014	5,100
Accrued interest payable - related party	585	—
Net Cash used in Operating Activities	(355,325)	(175,436)

Cash Flows from Investing Activities:

Purchase of fixed assets	(1,189)	(1,581)
Payments for note receivable	(33,000)	—
Cash flows used from Investing Activities:	(34,189)	(1,581)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	—	20,000
Proceeds from issuance of convertible debt,
net of original issue discount of $42,000 and $37,250, respectively	590,250	144,000
Payments for repayment of convertible debt	(186,250)	—
Payments for repayment of notes payable - related party	(5,000)	—
Proceeds from exercise of warrants	—	37,500
Net Cash provided by Financing Activities	399,000	201,500

Increase in cash	9,486	24,483
Cash at beginning of period	24,102	1,536
Cash at end of period	$33,588	$26,019

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$100,000
Conversion of debt for shares of common stock	$590,597	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

JUNE 30, 2017

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

Concentration

One customer accounted for 100% of total revenue earned during the six months ended June 30, 2017 and 2016. 100% of the accounts receivable is due from this customer at June 30, 2017 and December 31, 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2017	$2,038,952
Issued during the six months ended June 30, 2017	1,788,520
Change in fair value recognized in operations	(1,603,288)
Converted during the six months ended June 30, 2017	(1,160,886)
Balance, June 30, 2017	$1,063,298

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ending June 30, 2017, the Company recognized a loss on extinguishment of $176,453 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2017 of $4,750,949. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the six months ended June 30, 2017 and 2016, the Company had expenses totaling $52,000 and $48,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2017, there was $0 in accounts payable – related party.

For the three months ended June 30, 2017, the Company had expenses totaling $24,000 to an officer and director for salaries.

For the six months ended June 30, 2017 and 2016, the Company had expenses totaling $57,000 and $43,650, respectively, to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2017, there was $23,799 in accounts payable – related party.

For the three months ended June 30, 2017, the Company had expenses totaling $28,500 to a company owned by an officer and director for consulting fees.

NOTE 5 – NOTES RECEIVABLE

On May 19, 2017, the Company executed a convertible promissory note with ShareRails, LLC and agreed to loan up to $100,000. The loan is due on April 30, 2022 and bears interest at 4% per annum. In the event ShareRails, LLC consummates a qualified financing then the principal balance of this Note, and any accrued and unpaid interest, will automatically convert into Membership Units of ShareRails, LLC. The conversion price is the lesser of 85% of the price per Membership Unit, or other class of equity security, issued in the Qualified Financing, and (ii) the Maximum Conversion Price. The “Maximum Conversion Price” shall be a quotient obtained by dividing (x) $6,400,000, by (y) the number of fully-diluted Membership Units of the Borrower outstanding immediately prior to such conversion (assuming conversion or exercise of all outstanding options, warrants and convertible securities other than the Note) plus the number. As of June 30, 2017, the balance is $79,295. As of June 30, 2017, the balance is $79,295.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On May 19, 2017, the Company executed a convertible promissory note with ShareRails, LLC and agreed to loan up to $100,000. The loan is due on April 30, 2022 and bears interest at 4% per annum. In the event ShareRails, LLC consummates a qualified financing then the principal balance of this Note, and any accrued and unpaid interest, will automatically convert into Membership Units of ShareRails, LLC. The conversion price is the lesser of 85% of the price per Membership Unit, or other class of equity security, issued in the Qualified Financing, and (ii) the Maximum Conversion Price. The "Maximum Conversion Price" shall be a quotient obtained by dividing (x) $6,400,000, by (y) the number of fully-diluted Membership Units of the Borrower outstanding immediately prior to such conversion (assuming conversion or exercise of all outstanding options, warrants and convertible securities other than the Note) plus the number. As of June 30, 2017, the balance is $79,295.

During the six months ended June 30, 2017, the Company recorded interest expense of $585. As of the date of this filing, the loan is in default.

NOTE 7 – CONVERTIBLE DEBT

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion. During the six months ended June 30, 2017 the entire balance of principal and interest was converted into 219,462 shares of common stock.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion. During the six months ended June 30, 2017 the entire balance of principal and interest was converted into 219,462 shares of common stock.

On October 5, 2016, the Company executed a convertible promissory note for $55,000 with an original issue discount of $10,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion. During the six months ended June 30, 2017 the entire balance of principal and interest was converted into 1,874,854 shares of common stock.

On January 23, 2017, the Company executed three convertible promissory notes totaling $100,000. The loans bear interest at 8% per annum and are due on January 23, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.04 per share or 60% of the lowest trading price during the prior 20 days of conversion.

On February 24, 2017, the Company executed a convertible promissory note for $24,000 with an OID of $4,000. The loan is due on February 24, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 60% of the lowest trading price during the prior 20 days of conversion.

On February 28, 2017, the Company executed a convertible promissory note for $36,000 with an OID of $6,000. The loan is due on February 28, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 60% of the lowest trading price during the prior 20 days of conversion.

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

JUNE 30, 2017

(unaudited)

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

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

On August 22, 2016, the Company executed a convertible promissory note for up to $300,000 and has received a total of $30,000 with an original issue discount of $5,000 in the first tranche. The loan bears interest at 8% per annum. The first tranche is due on August 22, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the prior 20 days of conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the prior 20 days of conversion. Additionally, the Company issued 60,000 warrants as part the convertible promissory note. The warrants have an exercise price of $0.50 and can be exercised for 5 years. The fair value of the warrants were recorded as a debt discount and amortized over one year. On October 27, 2016, the Company received the second tranche of $30,000 with an original issue discount of $5,000. The second tranche is due on October 27, 2017. On April 20, 2017, the Company received the third tranche of $45,000 with an original issue discount of $10,750. The third tranche is due on April 20, 2018. During the six months ended June 30, 2017, the lender converted $7,561 of principal into 360,000 shares of common stock. As of June 30, 2017, the principal balance owed is $67,439.

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

On May 12, 2017, the Company executed a convertible promissory note for $60,000 with an OID of $3,000. The loan bears interest at 12% per annum and is due on February 20, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan beginning 180 days after original loan date at a rate of 61% of the average of the two lowest trading price during the prior 15 days of conversion.

On June 22, 2017, the Company executed a convertible promissory note for $33,000 with an OID of $3,000. The loan bears interest at 12% per annum and is due on February 20, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan beginning 180 days after original loan date at a rate of 61% of the average of the two lowest trading price during the prior 15 days of conversion.

During the six months ended June 30, 2017, the Company recorded interest expense of $32,040 and amortization of debt discount of $251,527.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share and 75,000,000 preferred shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

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

GREY CLOAK TECH INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On April 28, 2017, the Company issued 937,427 shares of common stock for the conversion of debt totaling $25,311 and gain on settlement of debt of $31,455.

On April 28, 2017, the Company issued 219,462 shares of common stock for the conversion of debt totaling $5,925 and gain on settlement of debt of $3,672.

On May 10, 2017, the Company issued 360,000 shares of common stock for the conversion of debt totaling $8,061 including fees of $500 and loss on settlement of debt of $20,739.

On May 24, 2017, the Company issued 219,462 shares of common stock for the conversion of debt totaling $5,925 and gain on settlement of debt of $8,155.

On May 24, 2017, the Company issued 468,714 shares of common stock for the conversion of debt totaling $12,655 and loss on settlement of debt of $31,873.

On May 24, 2017, the Company issued 468,713 shares of common stock for the conversion of debt totaling $12,655 and loss on settlement of debt of $31,872.

On June 12, 2017, the Company issued 438,468 shares of common stock for the conversion of debt totaling $15,000 and loss on settlement of debt of $18,762.

Warrant Issuances

As of June 30, 2017, there were 9,696,250 warrants outstanding, of which 2,696,250 are fully vested.

NOTE 9 – SUBSEQUENT EVENTS

In July 2017, the Company issued 800,000 shares of common stock for the conversion of debt totaling $7,920 including fees of $500.

In August 2017, the Company issued 909,090 shares of common stock for the conversion of debt totaling $10,000.

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

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $163,000 in the year ended December 31, 2016, 100% of which was from a single customer. We had revenues of $37,500 for the three months ended June 30, 2017, all of which was from the same customer.

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

 Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2015 and 2016, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Since inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we have incurred accumulated net losses from inception (December 19, 2014) through the period ended June 30, 2017 of $4,750,949. In addition, our development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Introduction

We had revenues of $37,500 for the three months ended June 30, 2017, compared to $41,250 for the three months ended June 30, 2016. Our operating expenses were $186,038 for the three months ended June 30, 2017, compared to $105,675 for the three months ended June 30, 2016, an increase of $80,363, or 76%.

We had revenues of $79,500 for the six months ended June 30, 2017, compared to $80,250 for the six months ended June 30, 2016. Our operating expenses were $577,308 for the six months ended June 30, 2017, compared to $464,350 for the six months ended June 30, 2016, an increase of $112,958, or 24%.

Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months	Three Months		Six Months	Six Months
	June 30,	June 30,	Increase/	June 30,	June 30,	Increase /
	2017	2016	(Decrease)	2017	2016	(Decrease)

Revenue	$37,500	$41,250	$(3,750)	$79,500	$80,250	$(750)

Operating expenses:
Direct cost of revenue	14,659	—	14,659	17,659	11,603	6,056
General and administrative	118,879	62,675	56,204	450,649	361,097	89,552
General and administrative - related party	52,500	43,000	9,500	109,000	91,650	17,350
Total operating expenses	186,038	105,675	80,363	577,308	464,350	112,958

Net operating loss	148,538	64,425	84,113	497,808	384,100	113,708
Other income (expense)	17,059	(44,371)	61,430	(131,834)	(56,335)	(75,499)

Net loss	(131,479)	$(108,796)	$(22,683)	$(629,642)	$(440,435)	$(189,207)

Revenues

Revenues were $37,500 for the three months ended June 30, 2017, compared to $41,250 for the three months ended June 30, 2016, a decrease of $3,750, or 9%. Nearly all of the total revenue came from a single customer.

Revenues were $79,500 for the six months ended June 30, 2017, compared to $80,250 for the six months ended June 30, 2016, a decrease of $(750), or 1%. Nearly all of the total revenue came from a single customer

Direct Cost of Revenue

Direct cost of revenue expenses was $14,659 for the three months ended June 30, 2017, compared to $0 for the three months ended June 30, 2016.

Direct cost of revenue expenses was $17,659 for the six months ended June 30, 2017, compared to $11,603 for the six months ended June 30, 2016.

General and Administrative

General and administrative expenses were $118,879 for the three months ended June 30, 2017, compared to $62,675 for the three months ended June 30, 2016, an increase of $56,204, or 90%. General and administrative expenses – related party were $52,500 for the three months ended June 30, 2017, compared to $43,000 for the three months ended June 30, 2016, an increase of $9,500, or 22%.

General and administrative expenses were $450,649 for the six months ended June 30, 2017, compared to $361,097 for the six months ended June 30, 2016, an increase of $89,552, or 25%.General and administrative expenses – related party were $109,000 for the six months ended June 30, 2017, compared to $91,650 for the six months ended June 30, 2016, an increase of $17,350, or 19%.

Operating Loss

Net operating loss was $148,538 for the three months ended June 30, 2017, compared to $64,425 for the three months ended June 30, 2016, an increase of $84,113. Net operating loss decreased, as set forth above, primarily due to a decrease in general and administrative expenses.

Net operating loss was $497,808 for the six months ended June 30, 2017, compared to $384,100 for the six months ended June 30, 2016, an increase of $113,708. Net operating loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Other Income (Expense)

Other income was $17,059 for the three months ended June 30, 2017, compared to other expense of $44,371 for the three months ended June 30, 2016, an increase of $61,430.

Other expense was $131,834 for the six months ended June 30, 2017, compared to other expense of $56,335 for the six months ended June 30, 2016, a decrease of $75,499.

Other expense consisted of interest expense, net of interest income. Other income (expense) for both periods consisted primarily of a change in fair value on derivative and loss on extinguishment of debt offset by interest expense, net of interest income. The increase in interest expense is attributable to new debt issuances. The Company had derivative liabilities which was part of the loss for the period.

Net Loss

Net loss was $131,479 for the three months ended June 30, 2017, or $0.01 per share, compared to $108,796 for the three months ended June 30, 2016, or $0.01 per share, a increase of $22,683. Net loss decreased, as set forth above, primarily due to a change in the fair value on derivative offset by an increase in interest expense from new debt issuances and an increase in general and administrative expenses.

Net loss was $629,642 for the six months ended June 30, 2017, or $0.03 per share, compared to $440,435 for the six months ended June 30, 2016, or $0.01 per share, an increase of $189,207. Net loss increased, as set forth above, primarily due to an increase in general and administrative expenses and interest expense from new debt issuances, offset by a change in the fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2017, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2017 was $33,588, which was derived from the exercise of warrants and the sale of stock, notes and convertible promissory notes to investors. Our monthly cash flow burn rate for 2016 was approximately $45,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2017 and December 31, 2016, respectively, are as follows:

	June 30,	December 31,
	2017	2016	Change

Cash	$33,588	$24,102	$9,486
Total Current Assets	169,631	143,830	(14,500)
Total Assets	172,442	146,183	25,801
Total Current Liabilities	1,523,272	2,505,602	(982,330)
Total Liabilities	$1,523,272	$2,505,602	$(982,330)

Our cash increased slightly because we were able to raise capital from the sale of warrants, notes and convertible notes. Our total current assets decreased primarily because of a reduction in prepaid expenses. Our total current liabilities decreased during the six months ended June 30, 2017 primarily because of the change in fair value of our derivative liability connected to the conversion feature of our convertible promissory notes. Our accumulated deficit increased during the six months ended June 30, 2017 by $629,642 to $4,750,949 while our total stockholders’ deficit increased by $1,008,589 to $1,350,830, primarily due to issuances of stock upon conversion of our convertible notes..

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2017 was $33,588. Based on our nominal revenues and current monthly burn rate of approximately $45,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(355,325) for the six months ended June 30, 2017, compared to $(175,436) for the six months ended June 30, 2016. For the six months ended June 30, 2017, the net cash consisted primarily of our net loss of $(629,642), and the increase in the fair value of our derivative liabilities of $1,603,288, offset primarily by non-cash amortization of debt discount of $1,526,046 and increases in accounts payable, accrued liabilities, notes payable and convertible notes. For the six months ended June 30, 2016, the net cash used in operating activities consisted primarily of our net loss of $(440,435), offset by warrants issued for services expenses of $209,448.

Investing Activities

We had $34,189net cash used in investing activities for the six months ended June 30, 2017, and $1,581 net cash used in investing activities for the six months ended June 30, 2016.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2017 was $399,000, all of which was proceeds from notes payable, convertible notes payable and the exercise of warrants, compared to $201,500for the six months ended June 30, 2016, all of which was proceeds from notes payable, convertible notes payable and the exercise of warrants.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Issuances

On April 28, 2017, we issued 937,427 shares of common stock for the conversion of debt totaling $25,311 and gain on settlement of debt of $31,455.

On April 28, 2017, we issued 219,462 shares of common stock for the conversion of debt totaling $5,925 and gain on settlement of debt of $3,672.

On May 10, 2017, we issued 360,000 shares of common stock for the conversion of debt totaling $8,061 including fees of $500 and loss on settlement of debt of $20,739.

On May 24, 2017, we issued 219,462 shares of common stock for the conversion of debt totaling $5,925 and gain on settlement of debt of $8,155.

On May 24, 2017, we issued 468,714 shares of common stock for the conversion of debt totaling $12,655 and loss on settlement of debt of $31,873.

On May 24, 2017, we issued 468,713 shares of common stock for the conversion of debt totaling $12,655 and loss on settlement of debt of $31,872.

On June 12, 2017, we issued 438,468 shares of common stock for the conversion of debt totaling $15,000 and loss on settlement of debt of $18,762.

Convertible Notes

On April 10, 2017, we executed a convertible promissory note for $30,000. The loan bears interest at 10% per annum and is due on April 10, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

On August 22, 2016, we executed a convertible promissory note for up to $300,000 and has received a total of $30,000 with an original issue discount of $5,000 in the first tranche. The loan bears interest at 8% per annum. The first tranche is due on August 22, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the prior 20 days of conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the prior 20 days of conversion. Additionally, we issued 60,000 warrants as part the convertible promissory note. The warrants have an exercise price of $0.50 and can be exercised for 5 years. The fair value of the warrants were recorded as a debt discount and amortized over one year. On October 27, 2016, we received the second tranche of $30,000 with an original issue discount of $5,000. The second tranche is due on October 27, 2017. On April 20, 2017, we received the third tranche of $45,000 with an original issue discount of $10,750. The third tranche is due on April 20, 2018. During the six months ended June 30, 2017, the lender converted $7,561 of principal into 360,000 shares of common stock. As of June 30, 2017, the principal balance owed is $67,439.

On May 12, 2017, we executed a convertible promissory note for $60,000 with an OID of $3,000. The loan bears interest at 12% per annum and is due on February 20, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan beginning 180 days after original loan date at a rate of 61% of the average of the two lowest trading price during the prior 15 days of conversion.

On June 22, 2017, we executed a convertible promissory note for $33,000 with an OID of $3,000. The loan bears interest at 12% per annum and is due on February 20, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan beginning 180 days after original loan date at a rate of 61% of the average of the two lowest trading price during the prior 15 days of conversion.

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

Grey Cloak Tech, Inc.

Dated: August 18, 2017	/s/ Fred Covely
By: Fred Covely
Its: Chief Executive Officer