Form 10-Q
period 2017-09-30
GREY CLOAK TECH INC.
filed 2017-11-15
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

As of November 15, 2017, there were 140,770,136 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC

BALANCE SHEETS

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$63,478	$24,102
Accounts receivable	47,000	66,000
Prepaid expenses	5,244	7,433
Note receivable	79,295	46,295
Accrued interest receivable	791	—
Total current assets	195,808	143,830

Fixed assets, net of accumulated depreciation of $890 and $395, respectively	1,881	1,186
Website, net of accumulated amortization of $2,333 and $1,633, respectively	467	1,167
Total other assets	2,348	2,353

TOTAL ASSETS	$198,156	$146,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$35,641	$4,000
Accounts payable - related party	26,369	19,799
Accrued payroll and taxes	11,874	6,111
Notes payable - related party	10,000	15,000
Convertible debt, net of discount of $235,111 and $54,653, respectively	439,489	405,097
Accrued interest payable	35,089	16,130
Accrued interest payable - related party	1,300	513
Derivative liabilities	2,038,605	2,038,952
Total current and total liabilities	2,598,367	2,505,602

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 59,996,539 and 17,156,276 shares issued and outstanding, respectively	59,997	17,156
Additional paid-in capital	3,810,221	1,744,732
Accumulated deficit	(6,270,429)	(4,121,307)
Total stockholders' deficit	(2,400,211)	(2,359,419)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$198,156	$146,183

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

REVENUE	$34,500	$42,500	$114,000	$122,750

OPERATING EXPENSES
Direct cost of revenue	12,000	5,231	29,659	16,834
General and administrative	47,925	244,931	498,574	606,028
General and administrative - related party	48,500	44,000	157,500	135,650

Total operating expenses	108,425	294,162	685,733	758,512

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(249,629)	(574,114)	(1,807,713)	(630,449)
Interest expense - related party	(202)	(210)	(787)	(210)
Change in fair value on derivative	(1,160,652)	(1,694)	442,636	(1,694)
Loss on extinguishment of debt	(35,072)	(47,969)	(211,525)	(47,969)

Total other income (expense)	(1,445,555)	(623,987)	(1,577,389)	(680,322)

Net loss before income tax provision	(1,519,480)	(875,649)	(2,149,122)	(1,316,084)

Income tax provision	—	—	—	—

NET LOSS	$(1,484,408)	$(875,649)	$(2,149,122)	$(1,316,084)

Loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.09)

Weighted average number of shares outstanding - basic and diluted	32,650,304	15,668,614	25,247,049	15,339,720

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(2,149,122)	$(1,316,084)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,194	964
Loss on disposal of assets	—	2,664
Warrants issued for services	—	315,019
Non-cash fees including penalties	97,464	—
Non-cash interest	1,755,834	612,470
Change in fair value on derivative liability	(442,636)	1,694
Loss on extinguishment of debt	211,525	47,969
Changes in operating assets and liabilities:
Accounts receivable	19,000	(9,500)
Prepaid expenses	2,189	1,395
Accrued interest receivable	(791)	—
Accounts payable	31,641	(12,892)
Accounts payable - related party	6,570	5,799
Accrued payroll and taxes	5,763	(379)
Accrued interest payable	42,647	7,217
Accrued interest payable - related party	787	210
Net Cash used in Operating Activities	(417,935)	(343,454)

Cash Flows from Investing Activities:

Purchase of fixed assets	(1,189)	(1,581)
Payments for note receivable	(33,000)	—
Cash flows used from Investing Activities:	(34,189)	(1,581)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	—	35,000
Proceeds from issuance of convertible debt, net of original issue discount of $52,500 and $37,250, respectively	682,750	295,000
Payments for repayment of convertible debt	(186,250)	—
Payments for repayment of notes payable - related party	(5,000)	—
Proceeds from modification of warrants	—	50,000
Proceeds from exercise of warrants	—	37,500
Net Cash provided by Financing Activities	491,500	417,500

Increase in cash	39,376	72,465
Cash at beginning of period	24,102	1,536
Cash at end of period	$63,478	$74,001

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$260,422
Conversion of debt for shares of common stock	$743,936	$53,804

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

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

Concentration

One customer accounted for 100% of total revenue earned during the nine months ended September 30, 2017 and 2016. 100% of the accounts receivable is due from this customer at September 30, 2017 and December 31, 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2017	$2,038,952
Issued during the nine months ended September 30, 2017	1,867,043
Change in fair value recognized in operations	(442,635)
Converted during the nine months ended September 30, 2017	(1,424,756)
Balance, September 30, 2017	$2,038,605

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ending September 30, 2017, the Company recognized a loss on extinguishment of $211,525 from the conversion of convertible debt with a bifurcated conversion option.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended September 30, 2017 of $6,270,429. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the nine months ended September 30, 2017 and 2016, the Company had expenses totaling $72,000 and $80,000, respectively to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2017, there was $0 in accounts payable – related party.

For the nine months ended September 30, 2017 and 2016, the Company had expenses totaling $85,500 and $55,650, respectively to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2017, there was $26,369 in accounts payable – related party.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On July 28, 2016, the Company received a loan of $15,000 from an officer and director of the Company. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000. During the nine months ended September 30, 2017, the Company repaid $5,000 in principal.

During the nine months ended September 30, 2017, the Company recorded interest expense of $787. As of the date of this filing, the loan is in default.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 6 – CONVERTIBLE DEBT

On September 22, 2016, the Company executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 the entire balance of principal and interest was converted into 219,462 shares of common stock.

On October 5, 2016, the Company executed a convertible promissory note for $55,000 with an original issue discount of $10,000. The loan bears interest at 12% per annum. The loan is due on December 31, 2016. In the event of default, the interest rate increases to 22% per annum. During default the lender has the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 the entire balance of principal and interest was converted into 1,874,854 shares of common stock.

On January 23, 2017, the Company executed three convertible promissory notes totaling $100,000. The loans bear interest at 8% per annum and are due on January 23, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.04 per share or 60% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 a portion of the principal totaling $17,250 was converted into 3,450,000 shares of common stock.

On February 24, 2017, the Company executed a convertible promissory note for $24,000 with an OID of $4,000. The loan is due on February 24, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 60% of the lowest trading price during the prior 20 days of conversion.

On February 28, 2017, the Company executed a convertible promissory note for $36,000 with an OID of $6,000. The loan is due on February 28, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 60% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 the entire balance of principal and interest was converted into 6,360,000 shares of common stock.

On March 3, 2017, the Company executed a convertible promissory note for $90,000. The loan bears interest at 12% per annum and is due on December 1, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 55% of the lowest trading price during the prior 20 days of conversion.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 6 – CONVERTIBLE DEBT (CONTINUED)

On March 7, 2017, the Company executed three convertible promissory notes totaling $90,000. The loans bear interest at 10% per annum and are due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 a portion of the principal totaling $20,000 was converted into 4,000,000 shares of common stock.

On March 8, 2017, the Company executed two convertible promissory notes totaling $60,000. The loans bear interest at 10% per annum and are due on March 9, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of the lower of $0.03 per share or 55% of the lowest trading price during the prior 20 days of conversion.

On March 9, 2017, the Company executed a convertible promissory note for $66,000. The loan bears interest at 12% per annum and is due on December 1, 2017. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 50% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 a portion of the principal totaling $38,400 and a portion of interest totaling $2,530 was converted into 11,135,581 shares of common stock.

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

On August 22, 2016, the Company executed a convertible promissory note for up to $300,000 and has received a total of $30,000 with an original issue discount of $5,000 in the first tranche. The loan bears interest at 8% per annum. The first tranche is due on August 22, 2017. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 56% of the lowest trading price during the prior 20 days of conversion. However, if the stock price is below $0.10 then the loan can convert at a rate of 46% of the lowest trading price during the prior 20 days of conversion. Additionally, the Company issued 60,000 warrants as part the convertible promissory note. The warrants have an exercise price of $0.50 and can be exercised for 5 years. The fair value of the warrants were recorded as a debt discount and amortized over one year. On October 27, 2016, the Company received the second tranche of $30,000 with an original issue discount of $5,000. The second tranche is due on October 27, 2017. On April 20, 2017, the Company received the third tranche of $45,000 with an original issue discount of $10,750. The third tranche is due on April 20, 2018. During the nine months ended September 30, 2017, the lender converted $30,000 of principal and $1,819 of interest into 6,253,733 shares of common stock. As of September 30, 2017, the principal balance owed is $45,000.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 6 – CONVERTIBLE DEBT (CONTINUED)

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

On July 5, 2017, the Company executed a convertible promissory note for $50,000 with an OID of $7,500. The loan bears interest at 9% per annum and is due on June 26, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 58% of the average of the lowest trading price during the prior 15 days of conversion. This loan has prepayment penalties.

On September 27, 2017, the Company executed a convertible promissory note for $53,000 with an OID of $3,000. The loan bears interest at 12% per annum and is due on June 30, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan beginning 180 days after original loan date at a rate of 61% of the average of the two lowest trading price during the prior 15 days of conversion.

During the nine months ended September 30, 2017, the Company recorded interest expense of $50,513 and amortization of debt discount of $434,542.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

On June 12, 2017, the Company issued 438,468 shares of common stock for the conversion of debt totaling $15,000 and loss on settlement of debt of $18,762.

On July 31, 2017, the Company issued 800,000 shares of common stock for the conversion of debt totaling $7,920 including fees of $500 and loss on settlement of debt of $45,556.

On August 3, 2017, the Company issued 909,090 shares of common stock for the conversion of debt totaling $10,000 and loss on settlement of debt of $30,158.

On August 29, 2017, the Company issued 6,360,000 shares of common stock for the conversion of debt totaling $38,160 including interest of $2,160 and gain on settlement of debt of $31,073.

On August 30, 2017, the Company issued 1,348,000 shares of common stock for the conversion of debt totaling $4,853 including fees of $500 and loss on settlement of debt of $9,233.

On September 8, 2017, the Company issued a total of 3,412,074 shares of common stock for the conversion of debt totaling $17,246 including interest $1,740 and fees of $4,256 and loss on settlement of debt of $35,968.

On September 12, 2017, the Company issued 3,450,000 shares of common stock for the conversion of debt totaling $17,250 and gain on settlement of debt of $2,811.

On September 13, 2017, the Company issued 2,075,000 shares of common stock for the conversion of debt totaling $7,470 including fees of $500 and loss on settlement of debt of $15,982.

On September 15, 2017, the Company issued 4,000,000 shares of common stock for the conversion of debt totaling $20,000 and gain on settlement of debt of $8,125.

On September 21, 2017, the Company issued 1,670,733 shares of common stock for the conversion of debt totaling $6,015 including interest of $1,819 and fees of $500 and gain on settlement of debt of $33,681.

On September 22, 2017, the Company issued 833,433 shares of common stock for the conversion of debt totaling $4,584 including interest of $2,084 and gain on settlement of debt of $42,396.

On September 25, 2017, the Company issued 4,657,247 shares of common stock for the conversion of debt totaling $18,874 including interest of $1,129 and fees of $745 and loss on settlement of debt of $104,151.

On September 27, 2017, the Company issued 5,161,389 shares of common stock for the conversion of debt totaling $18,874 including interest of $1,133 and fees of $754 and gain on settlement of debt of $87,891.

Warrant Issuances

As of September 30, 2017, there were 9,696,250 warrants outstanding, of which 2,696,250 are fully vested.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 8 – SUBSEQUENT EVENTS

In October and November 2017, the Company issued a total of 80,773,597 shares of common stock for the conversion of debt including principal of $281,345, interest of $21,873 and fees of $4,508.

On October 16, 2017, the Company filed an Amended and Restated Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock (the “Amended Certificate”) with the Secretary of State of the State of Nevada. The Amended Certificate reduces the number of preferred shares designated as Series A Preferred Stock from 25,000,000 shares to 1,333,334 shares. The Amended Certificate also changes the conversion and voting rights of the Series A Preferred Stock. The Series A Preferred Stock is now convertible into the number of shares of our common stock equal to 0.00006% of our outstanding common stock upon conversion. The voting rights of the Series A Preferred Stock are now equal to the number of shares of common stock into which the Series A Preferred Stock may convert.

On October 17, 2017, the Company entered into a Share Exchange Agreement with Eqova Life Sciences (“Eqova”) and issued 1,100,000 shares of Series A Convertible Preferred Stock in exchange for 100% of Eqova. The shares are convertible into approximately 66% of the total outstanding common stock as of the date of the closing. Of the total shares issued to Eqova only 550,000 shares are vested and the remaining 550,000 shares will vest upon sales of $100,000 for three consecutive months or $300,000 gross sales in any calendar quarter. Any unvested shares as of October 17, 2019, will be repurchased by the Company at a price of $0.01 per share. As part of the acquisition, Patrick Stiles, is currently the President and CEO of the Company and is a member of the board of directors.

On October 17, 2017, the Company entered into an employment agreement with Patrick Stiles and has agreed to pay Mr. Stiles and annual base salary of $140,000 and may receive stock options as determined by the board of directors. If Mr. Stiles is terminated without cause he will receive three months severance and has non-compete and non-solicitation provisions for a period of one year after his termination.

On October 17, 2017, the Company entered into an employment agreement with William Bossung and has agreed to pay Mr. Bossung and annual base salary of $140,000 and may receive stock options as determined by the board of directors. If Mr. Stiles is terminated without cause he will receive three months severance and has non-compete and non-solicitation provisions for a period of one year after his termination.

On October 17, 2017, the Company issued a Convertible Promissory Note, in the amount of $30,000, and a warrant to purchase 1,200,000 shares of our common stock, to Fred Covely to satisfy obligations owed to Mr. Covely by the Company. The Convertible Promissory Note has a maturity date of October 17, 2018 and is convertible into shares of our common stock at a conversion price equal to fifty percent (50%) of the average of the closing trading price for our common stock during the three trading day period ending on the last trading day prior to the conversion date. The warrants have an exercise price of $0.25 per share, may be exercised immediately and expire on October 17, 2020.

On October 17, 2017, the Company issued 41,403 and 146,330 shares of Series A Convertible Preferred Stock, restricted in accordance with Rule 144, to Fred Covely and William Bossung, respectively.

On October 31, 2017, the Company a total of 45,601 shares of Series A Convertible Preferred Stock and purchased domain names from the officers of the Company.

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

Summary Overview

We were formed in December 2014. We are developing a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $163,000 in the year ended December 31, 2016, 100% of which was from a single customer. We had revenues of $34,500 for the three months ended September 30, 2017, all of which was from the same customer.

With the acquisition of Eqova Life Sciences, we will now have two lines of business. Eqova Life Sciences is focused on the production and sale of hemp oil products through the medical practitioner market. Our legacy business will continue to provide software enterprise platform services.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation, through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova Life Sciences. As part of the Exchange, we have brought on Eqova Life Sciences’ President and Director, Patrick Stiles, to serve as our President and Chief Executive Officer and as a Director on our Board of Directors.

Eqova Life Sciences is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focuses on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova Life Sciences provides us with a prime growth opportunity with an established business.

 Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2015 and 2016, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Since inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we have incurred accumulated net losses from inception (December 19, 2014) through the period ended September 30, 2017 of $6,270,429. In addition, our development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Introduction

We had revenues of $34,500 for the three months ended September 30, 2017, compared to $42,500 for the three months ended September 30, 2016. Our operating expenses were $108,425 for the three months ended September 30, 2017, compared to $294,162 for the three months ended September 30, 2016, a decrease of $185,737, or approximately 171%.

We had revenues of $114,000 for the nine months ended September 30, 2017, compared to $122,750 for the nine months ended September 30, 2016. Our operating expenses were $685,733 for the nine months ended September 30, 2017, compared to $758,512 for the nine months ended September 30, 2016, a decrease of $72,779, or approximately 10%.

Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months	Three Months		Nine Months	Nine Months
	September 30,	September 30,	Increase/	September 30,	September 30,	Increase /
	2017	2016	(Decrease)	2017	2016	(Decrease)

Revenue	$34,500	$42,500	$(8,000)	$114,000	$122,750	$(8,750)

Operating expenses:
Direct cost of revenue	12,000	5,231	6,769	29,659	16,834	12,825
General and administrative	47,925	244,931	(197,006)	498,574	606,028	(107,454)
General and administrative - related party	48,500	44,000	4,500	157,500	135,650	21,850
Total operating expenses	108,425	294,162	(185,737)	685,733	758,512	(72,779)

Net operating loss	73,925	251,662	(177,737)	571,733	635,762	(64,029)
Other income (expense)	(1,445,555)	(623,987)	821,568	(1,577,389)	(680,322)	897,067

Net loss	$1,519,480	$875,649	$643,831	$2,149,122	$1,316,084	$833,038

Revenues

Revenues were $34,500 for the three months ended September 30, 2017, compared to $42,500 for the three months ended September 30, 2016, a decrease of $8,000, or approximately 19%. Nearly all of the total revenue came from a single customer. The decrease was due to the decrease in needs from our customer.

Revenues were $114,000 for the nine months ended September 30, 2017, compared to $122,750 for the nine months ended September 30, 2016, a decrease of $8,750, or approximately 7%. Nearly all of the total revenue came from a single customer. The decrease was due to the decrease in needs from our customer.

Direct Cost of Revenue

Direct cost of revenue expenses was $12,000 for the three months ended September 30, 2017, compared to $5,231 for the three months ended September 30, 2016, and increase of $6,769, an increase of approximately 129%. The increase was due to an increase in costs from hosting charges.

Direct cost of revenue expenses was $29,659 for the nine months ended September 30, 2017, compared to $16,834 for the nine months ended September 30, 2016, an increase of $12,825, or approximately 76%. The increase was due to an increase in costs from hosting charges.

General and Administrative

General and administrative expenses were $47,925 for the three months ended September 30, 2017, compared to $244,931 for the three months ended September 30, 2016, a decrease of $197,006, or 80%. The decrease was due to normal fluctuations in the business operations. General and administrative expenses – related party were $48,500 for the three months ended September 30, 2017, compared to $44,000 for the three months ended September 30, 2016, an increase of $4,500, or approximately 10%.

General and administrative expenses were $498,574 for the nine months ended September 30, 2017, compared to $606,028 for the nine months ended September 30, 2016, a decrease of $107,454, or approximately 18%. General and administrative expenses – related party were $157,500 for the nine months ended September 30, 2017, compared to $135,650 for the nine months ended September 30, 2016, an increase of $21,850, or approximately 16%.

Operating Loss

Net operating loss was $73,925 for the three months ended September 30, 2017, compared to $251,662 for the three months ended September 30, 2016, a decrease of $177,737, or approximately 71%. Net operating loss decreased, as set forth above, primarily due to a decrease in general and administrative expenses.

Net operating loss was $571,733 for the nine months ended September 30, 2017, compared to $635,762 for the nine months ended September 30, 2016, a decrease of $64,029, or approximately 10%. Net operating loss increased, as set forth above, primarily due to an increase in general and administrative expenses.

Other Income (Expense)

Other expense was $1,445,555 for the three months ended September 30, 2017, compared to other expense of $623,987 for the three months ended September 30, 2016, an increase of $821,568.

Other expense was $1,577,389 for the nine months ended September 30, 2017, compared to other expense of $680,322 for the nine months ended September 30, 2016, an increase of $897,067.

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

Net Loss

Net loss was $1,519,480 for the three months ended September 30, 2017, or $0.05 per share, compared to $875,649 for the three months ended September 30, 2016, or $0.06 per share, an increase of $643,831. Net loss decreased, as set forth above, primarily due to a change in the fair value on derivative offset by an increase in interest expense from new debt issuances and an increase in general and administrative expenses.

Net loss was $2,149,122 for the nine months ended September 30, 2017, or $0.09 per share, compared to $1,316,084 for the nine months ended September 30, 2016, or $0.09 per share, an increase of $833,038. Net loss increased, as set forth above, primarily due to an increase in general and administrative expenses and interest expense from new debt issuances, offset by a change in the fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2017, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of September 30, 2017 was $63,478, which was derived from the exercise of warrants and the sale of stock, notes and convertible promissory notes to investors. Our monthly cash flow burn rate for 2016 was approximately $45,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30,	December 31,	Increase/
	2017	2016	(Decrease)

Cash	$63,478	$24,102	$39,376
Total Current Assets	195,808	143,830	51,978
Total Assets	198,156	146,183	51,973
Total Current and total Liabilities	2,598,367	2,505,602	92,765

Our cash increased slightly because we were able to raise capital from the sale of warrants, notes and convertible notes. Our total current assets increased primarily because of this increase in cash and a note receivable. Our total current liabilities increased during the nine months ended September 30, 2017 primarily because of the issuance of new convertible debt and an increase in payables. Our accumulated deficit increased during the nine months ended September 30, 2017 by $2,149,122 to $6,270,429 while our total stockholders’ deficit increased by $40,792 to $2,400,211, primarily due to issuances of stock upon conversion of our convertible notes.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2017 was $63,478. Based on our nominal revenues and current monthly burn rate of approximately $45,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $417,935 for the nine months ended September 30, 2017, compared to $343,454 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the net cash consisted primarily of our net loss of $2,149,122, and the increase in the fair value of our derivative liabilities of $442,636, offset primarily by non-cash amortization of debt discount of $1,755,834 and increases in accounts payable, accrued liabilities, notes payable and convertible notes. For the nine months ended September 30, 2016, the net cash used in operating activities consisted primarily of our net loss of $1,316,084, offset by warrants issued for services expenses of $315,019 and non-cash interest including penalties of 612,470. The cash used during this period went to fund business operations of the Company.

Investing Activities

We had $34,189 net cash used in investing activities for the nine months ended September 30, 2017, and $1,581 net cash used in investing activities for the nine months ended September 30, 2016. The primary reason for the difference between these periods are payments made for notes receivable of $33,000.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2017 was $491,500, all of which was proceeds from convertible notes payable, compared to $417,500 for the nine months ended September 30, 2016, all of which was proceeds from notes payable, convertible notes payable, warrants and the exercise of warrants.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as discussed below, we have not issued unregistered securities during the period covered by this report:

Common Share Issuances

On July 31, 2017, we issued 800,000 shares of common stock for the conversion of debt totaling $7,920 including fees of $500 and loss on settlement of debt of $45,556.

On August 3, 2017, we issued 909,090 shares of common stock for the conversion of debt totaling $10,000 and loss on settlement of debt of $30,158.

On August 29, 2017, we issued 6,360,000 shares of common stock for the conversion of debt totaling $38,160 including interest of $2,160 and gain on settlement of debt of $31,073.

On August 30, 2017, we issued 1,348,000 shares of common stock for the conversion of debt totaling $4,853 including fees of $500 and loss on settlement of debt of $9,233.

On September 8, 2017, we issued a total of 3,412,074 shares of common stock for the conversion of debt totaling $17,246 including interest $1,740 and fees of $4,256 and loss on settlement of debt of $35,968.

On September 12, 2017, we issued 3,450,000 shares of common stock for the conversion of debt totaling $17,250 and gain on settlement of debt of $2,811.

On September 13, 2017, we issued 2,075,000 shares of common stock for the conversion of debt totaling $7,470 including fees of $500 and loss on settlement of debt of $15,982.

On September 15, 2017, we issued 4,000,000 shares of common stock for the conversion of debt totaling $20,000 and gain on settlement of debt of $8,125.

On September 21, 2017, we issued 1,670,733 shares of common stock for the conversion of debt totaling $6,015 including interest of $1,819 and fees of $500 and gain on settlement of debt of $33,681.

On September 22, 2017, we issued 833,433 shares of common stock for the conversion of debt totaling $4,584 including interest of $2,084 and gain on settlement of debt of $42,396.

On September 25, 2017, we issued 4,657,247 shares of common stock for the conversion of debt totaling $18,874 including interest of $1,129 and fees of $745 and loss on settlement of debt of $104,151.

On September 27, 2017, we issued 5,161,389 shares of common stock for the conversion of debt totaling $18,874 including interest of $1,133 and fees of $754 and gain on settlement of debt of $87,891.

Convertible Notes

On July 5, 2017, we executed a convertible promissory note for $50,000 with an original issue discount of $7,500. The loan bears interest at 9% per annum and is due on June 26, 2018. The lender has the right to convert the principal amount and unpaid interest of the loan at a rate of 58% of the average of the lowest trading price during the prior 15 days of conversion. This loan has prepayment penalties.

On September 22, 2016, we executed a convertible promissory note for $5,000. The loan bears interest at 12% per annum. The loan was due on December 31, 2016. In the event of default, the interest rate increased to 22% per annum. During default the lender had the right to convert the principal amount and unpaid interest of the loan at a rate of either the lesser of $0.20 or 60% of the lowest trading price during the prior 20 days of conversion. During the nine months ended September 30, 2017 the entire balance of principal and interest was converted into 219,462 shares of common stock.

On September 27, 2017, we executed a convertible promissory note for $53,000 with an original issue discount of $3,000. The loan bears interest at 12% per annum and is due on June 30, 2018. In the event of default, the interest rate increases to 22% per annum. The lender has the right to convert the principal amount and unpaid interest of the loan beginning 180 days after original loan date at a rate of 61% of the average of the two lowest trading price during the prior 15 days of conversion.

All of the issuances of securities above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)       Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (2)	Certificate of Amendment to the Articles of Incorporation, dated February 24, 2017

3.3 (1)	Bylaws of Grey Cloak Tech Inc.

3.4 (3)	Certificate of Designation of the Series A Convertible Preferred Stock

4.1 (1)	Form of Warrant Certificate

4.2 (1)	Form of Warrant Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.
(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 27, 2017.
(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech, Inc.

Dated: November 15, 2017	/s/ Patrick Stiles
By: Patrick Stiles
Its: Chief Executive Officer