Form 10-K
period 2017-12-31
GREY CLOAK TECH INC.
filed 2018-06-08
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as June 30, 2017 was $875,609, based on the last sale price of $0.049 on June 30, 2017.

As of May 22, 2018, there were 469,012,760 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

GREY CLOAK TECH INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on December 19, 2014 in the State of Nevada. On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation (“Eqova”). Eqova is a wholly-owned subsidiary through which we conduct our hemp oil product business.

Overview

With the acquisition of Eqova, we are transitioning away from our software services business and shifted our focus to a new line of business. Eqova is focused on the production and sale of hemp oil products through the medical practitioner market.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova. As part of the Exchange, we have brought on Eqova’s President and Director, Patrick Stiles, to serve as our President and Chief Executive Officer and as a Director on our Board of Directors.

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focused on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, the market for CBD products is projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business.

Software Enterprise Platform Services

Our prior business, until recently discontinued, was providing software enterprise platform services. During the year ended December 31, 2017, we sold and marketed a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $128,105 in the year ended December 31, 2017, 94% of which was for these software services and came from a single customer, Take5. In March 2018, we received the last payment from this customer. At this time, we have no customers for our software services and intend to discontinue this line of business as we shift our focus solely to sales of our hemp oil products.

 The Market

Hemp Oil and CBD Market

Eqova and our hemp oil products are tailored primarily to the medical practitioner market. We believe this market is underserved and that other companies are unable to provide products that match the quality and consistent servings/dosage of our products.

CBD.co – The Online Hemp Oil Marketplace

We purchased the domain “CBD.co” in November of 2017. This website is an online marketplace for all types of hemp products, with the main focus on cannabidiol (CBD) products. Many online marketplaces do not allow CBD products on their platforms. CBD.co offers manufacturers and consumers of hemp oil products a one-stop destination to sell and buy a wide variety of hemp oil products. CBD.co will be a third-party marketplace for hemp oil products, allowing customers to buy products and leave reviews. We will seek to monetize the website through commissions on sales made on the site and advertising revenue.

Our Mission

Our mission for Eqova and our hemp oil products is to provide medical practitioners with superior products using standardized dosing and unique delivery methods.

Hemp Oil Products

Eqova develops clinical grade hemp oil products, sold primarily to licensed medical practitioners for use with their patients.

We produce and offer the following products:

•	CannaBio Salve – most often used to provide relief to tight or sore muscles and minor skin irritations, this product contains full spectrum hemp oil, menthol and essential oils.
•	CannaBio x25 (gel cap and liquid) – provides a daily serving of full spectrum hemp oil and often used to target patients’ GI tract.
•	CannaBio MuscleCalm – a topical rub with soothing amounts of menthol, most often used to provide relief to tight or sore muscles.
•	CannaBio Optimized – a liquid liposomal full spectrum hemp oil product designed to be fat soluble for a high degree of bioavailability.
•	CannaBio Pets – designed and marketed to provide relief to anxious, aging or inflamed pets.[1]

Eqova's products are created using full spectrum hemp oil and other ingredients to achieve standardized dosing. These formulations combine the powerful benefits of cannabinoids in standardized products, which are intended to be distributed to patients under the care of licensed health practitioners. All Eqova products are carefully researched. We require our manufacturers to make our products in cGMP-compliant labs located in the United States.

Since the beginning of Eqova and this business in October 2017 through December 31, 2017, sales of our hemp oil products produced revenues of $7,605.

Patents and Intellectual Property Rights

We have not filed for any intellectual property protection. However, we rely on intellectual property law that may include a combination of copyright, trade secret and confidentiality agreements to protect our intellectual property. Our employees and independent contractors will be required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

[1] These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

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

Governmental Controls, Approval and Licensing Requirements

Hemp Oil Products

A major obstacle to our growth is the public perception that hemp and marijuana are the same thing. This perception drives much of the regulation of hemp products. Although hemp and marijuana are both part of the cannabis family, they differ in cultivation, function, and application. Despite the use of marijuana becoming more widely legalized, it is viewed by many regulators and many others as an illegal product. Hemp, on the other hand, is used in a variety of other ways that include clothing, skin products, pet products, dietary supplements (the use of CBD oil), and thousands of other applications. Hemp may be legally sold, however the inability of many to understand the difference between hemp and marijuana often causes burdensome regulation and confusion among potential customers. Therefore, we are affected by laws related to cannabis and marijuana, even though our products are not the direct targets of these laws.

Cannabis is currently a Schedule I controlled substance under the Controlled Substance Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to state-regulated cannabis activities in Colorado and other states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont (effective July 1, 2018) and Washington, and the District of Columbia, allow cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations.

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Blumenauer Amendment (formerly known as the Rohrbacher-Farr Amendment) to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, since 2014 has prohibited the DOJ from using funds to prevent states with laws authorizing the use, distribution, possession or cultivation of medical cannabis from implementing such laws. On August 2016, the Ninth Circuit Court of Appeals ruled in United States v. McIntosh that the Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. The Rohrabacher-Blumenauer Amendment is currently effective through September 30, 2018, but as an amendment to an appropriations bill, it must be renewed annually.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2018, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit.

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA.

At the time of its issuance, the Cole Memo reiterated Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo noted that the DOJ was committed to enforcement of the CSA consistent with those determinations. It also noted that the DOJ was committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

•	the distribution of cannabis to minors;

•	revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

•	the diversion of cannabis from states where it is legal under state law in some form to other states;

•	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•	violence and the use of firearms in the cultivation and distribution of cannabis;

•	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

•	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•	cannabis possession or use on federal property.

However, on January 4, 2018, the U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effective immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We do not currently cultivate, distribute or sell cannabis, but our hemp oil products are closely tied to the cannabis industry.

Although the Sessions Memo has rescinded the Cole Memo and it is unclear at this time what the ultimate impact of that rescission will have on our business, if any, we intend to continue to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

Competition

Hemp Oil Products

Currently, we face competition from a number of other companies providing hemp-based products. We expect that many other companies will recognize the market potential of hemp products and enter into the marketplace as competitors. As states continue to legalize marijuana and the public gains a better understanding of hemp products, we expect many new companies will enter into the hemp business in the near future.

There are many wholesalers and retailers of CBD oil. However, we believe we can continue to distinguish ourselves by targeting the medical practitioner market and providing high-quality products with consistently reliable dosage.

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

We are providing services to an industry that is heavily regulated and, in some respects, illegal under federal law and the laws of most states. We face risks in developing our product candidates and services and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history, we are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 19, 2014 and we have not fully developed our proposed business operations and have not yet experienced significant revenue. We have a limited operating history upon which an evaluation of our future success or failure can be made, and we recently shifted focus to a new line of business with the acquisition of Eqova. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2017, was $7,683,382, of which most is due to interest expense, change in value of derivative instruments and professional fees in connection with our formation and initial stock offering. Based on our cash position of $81,653 as of December 31, 2017, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

We have received all or nearly all of our revenues from one major customer during the past two years and we have terminated our relationship with this customer; if our new business does not replace the lost revenues, our revenues will decline and have a substantial effect on our financial performance.

During the years ended December 31, 2017 and 2016, we received 94% and 100%, respectively, of our revenues from one customer. We did not have a written or oral agreement with this customer and we have terminated our relationship with this customer as we shift the focus of our business away from software services to hemp oil products. Our financial success now depends solely on our ability to sell hemp oil products through Eqova. From the acquisition of Eqova in October 2017 through December 31, 2017, sales of our hemp oil products generated revenues of $7,605. If we are unable to further grow this business and generate sufficient sales, our financial performance will decline and we may not be able to fund our business.

Negative press from being in the hemp/cannabis space could have a material adverse effect on our business, financial condition, and results of operations.

The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativagenus/species of plant, except that hemp, by definition, has less than 0.3% tetrahydrocannabinol (“THC”) content and is legal under federal and state laws, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in federally illegal cannabis/marijuana. Also, despite growing support for the cannabis/marijuana industry and legalization of cannabis/marijuana in certain U.S. states, many individuals and businesses remain opposed to the cannabis/marijuana industry. Any negative press resulting from any incorrect perception that we have entered into the cannabis/marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

Any business-related cannabinoid production is dependent on laws pertaining to the hemp/cannabis industry.

As of December 31, 2017, there were (i) 34 states in the United States and the District of Columbia that have legalized hemp, (ii) 29 states and the District of Columbia that allow their citizens to use medical cannabis/marijuana and, (iii) 9 states and the District of Columbia that have legalized cannabis/marijuana for adult recreational use. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis/marijuana has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use, and interstate distribution of cannabis/marijuana. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical and/or adult recreational cannabis/marijuana, there may be a direct and adverse impact to any future business or prospects that we may have in the cannabis/marijuana business. Even in those jurisdictions in which the manufacture and use of medical cannabis/marijuana has been legalized at the state level, the possession, use, and cultivation of cannabis/marijuana all remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them.

For example, the California Bureau of Cannabis Control sent 900 warning letters to marijuana shops suspected of operating without a state license. The Bureau also issued a cease-and-desist letter to the operator of an online directory of marijuana dispensaries, products and delivery services. The letter threatened fines and criminal penalties if the company did not remove the listings for unlicensed marijuana businesses. Likewise, if we unknowingly do business with unlicensed entities or list them on our website, we may be subject to similar regulatory action that would halt our operations and affect our financial performance.

Local, state, federal, and international hemp and cannabis/marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that cannabinoid-related regulations may be enacted in the future that will be directly applicable to our business. It is also possible that the federal government will begin strictly enforcing existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. However, our work in hemp would continue since hemp research, development, and commercialization activities are permitted under applicable federal and state laws, rules, and regulations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the legal hemp industry.

 Our competitors may develop products that are less expensive, safer or otherwise more appealing, which may diminish or eliminate the commercial success of any potential product that we may commercialize.

If our competitors market products that are less expensive, safer or otherwise more appealing than our potential products, or that reach the market before our potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations, and cash flows. Our competitors may:

•	develop and market products that are less expensive, safer, or otherwise more appealing than our products;

•	commercialize competing products before we or our partners can launch our products; and

•	initiate or withstand substantial price competition more successfully than we can.

In addition, several websites compete with our CBD.co website. Many of these other websites have been around longer than CBD.co and have much higher traffic than CBD.co. Developing a website is relatively inexpensive compared to other business ventures and we may face substantial competition from established websites and other nascent online CBD market platforms. If we are unable to develop CBD.co to rank higher in search results, to be more user friendly and to provide better information and products than our competitors, we may not be able to attract sufficient traffic to achieve significant revenue through product sales or advertising on CBD.co.

Our CBD products have high costs and could hurt our profitability.

The production of CBD products is expensive. The uncertain regulatory environment and lack of established producers and manufacturers of CBD and CBD products can make it difficult to find CBD at reasonable prices. This industry differs from our software services that we have provided in the past, and the margins are not comparable. If we are not able to manage the costs and find affordable sources of CBD, our results of operations will be adversely affected.

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

Our officers and directors own stock representing approximately 34% of shareholder votes. As a result they will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

Our current officers and directors may set salaries and perquisites in the future, which the Company is unable to support with its current assets.

At present, Mr. Stiles and Mr. Bossung are each being paid $140,000 per year. Mr. Stiles and Mr. Bossung have deferred a portion of their salary and are being paid $9,000 per month until the Company can afford their full salary. Mr. Covely, through a company he owns, is being paid for programming hours and hosting fees at amounts that vary monthly based on hours worked and the type of work performed.

Although Mr. Stiles, Mr. Covely and Mr. Bossung have written employment or services agreements, our officers and directors may decide to award themselves higher salaries and other benefits. We do not have significant revenues, and there is no guarantee that we will have significant revenue in the near future. If we do not increase our revenues, we will be unable to support any higher salaries or other benefits for management, which may cause us to cease operations.

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

The market for products and services in the hemp oil business is highly competitive, and we may not be able to compete successfully.

The market for our hemp oil products is competitive and evolving. There is no material aspect of our business that is protected by patents, copyrights, trademarks, or trade names, and we face strong competition from larger companies that may offer similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than us, and there can be no assurance that we will be able to successfully compete against these or other competitors.

Some of our competitors are vertically integrated with their supply chain and can grow, process and market their own products. This may give them more control over pricing and their final products. Some of them also have been mentioned in the national news, have doctor endorsements and a brand presence that we cannot match at this time.

Given the rapid changes affecting the global, national, and regional economies generally and the medical marijuana and recreational marijuana industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

We have incurred costs in completing the transaction with Eqova Life Sciences and failure to successfully integrate Eqova Life Sciences will have an adverse impact on our financial position and prevent us from obtaining the benefits that the transaction would have given us.

We have recently completed our acquisition of Eqova. Our executives have spent considerable time and incurred legal and accounting costs in acquiring Eqova. If we are unable to fully integrate Eqova into our business or maintain Eqova’s customer base, we will not be able to acquire the technologies, partnerships and potential customers that the transaction was intended given us. The increase in acquisition and integration costs without the corresponding benefit will have an adverse impact on our financial statements and foreclose potential revenue-producing opportunities in the near future.

Our success is highly dependent on our ability to penetrate the market for hemp oil products as well as the growth and expansion of that market.

The market for hemp oil products and related services like ours is relatively new, rapidly evolving and unproven. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our product, as well as customers’ willingness to adopt new products. Furthermore, many potential customers have made significant investments in other products and may be unwilling to invest in our products. If we are unable to compete and sell our products, our business, results of operations and financial condition would be adversely affected.

Our success depends on our ability to sell our products and establish relationships with medical practitioners.

We need to establish sales partners with medical practitioners and resellers. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our products. We cannot be certain that we will be able to negotiate commercially-attractive terms with any partner, if at all, or convince them of the benefits our products provide. There can be no assurance that our sales partners will comply with the terms of our commercial agreements with them or will continue to work with us when our commercial agreements with them expire or are up for renewal. If we are unable to maintain our relationships with these partners, or these partners fail to live up to their contractual obligations, our business, results of operations and financial condition could be harmed.

Economic uncertainties or downturns could materially adversely affect our business.

Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments.

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for us to forecast and plan future business activities accurately, and they could cause our potential customers to reevaluate their decisions to purchase our product, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our potential customers may tighten their advertising budgets which may impact their spend on local inventory based digital marketing products. To the extent purchases of our products are perceived by potential customers to be discretionary, sales of our products may never occur. Also, customers may choose to seek other methods to achieve the benefits our products provide.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer, Patrick Stiles, and our Chief Financial Officer, William Bossung. Our enterprise software line of business has depended almost entirely on Fred Covely, our Chief Technology Officer. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced technical or programing personnel could have a material adverse effect on our financial condition and results of operations.

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

Our success depends, to a significant degree, upon the protection of our proprietary technology, and that of any licensors. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection could be material. Currently, no material aspect of our business is protected by registered patents, copyrights or trademarks. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

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

Our payment processing merchant is located abroad and this may cause problems in receiving payments for our products.

We currently use a payment processing merchant who is located outside of the United States. This merchant often holds our money for weeks before sending it to us. If we are delayed in receiving our funds or the merchant refuses to forward our sales proceeds, our financial condition could be adversely affected. Because the merchant is located abroad, we may not have any way to enforce our arrangement and force the merchant to provide give us our money.

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

If we are unable to pay the costs associated with being a public, reporting company, we may be forced to discontinue operations.

Our common stock is quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc.. We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to sell our equity securities and/or continue as a going concern. Our ability to continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, we may be forced to discontinue operations.

Our common stock is listed for quotation on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. Broker-dealers often decline to trade in over-the-counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

We recently moved down to the OTC Pink tier from the OTCQB tier. We may be unable to restore eligibility for quotation of our common stock on the OTCQB tier and this will have a negative impact on our market price. The OTC Pink marketplace also does not provide as much liquidity as the OTCQB. Many broker-dealers will not trade or recommend OTC Pink stocks for their clients. Because the OTCQB generally increases transparency by maintaining higher reporting standards and requirements and imposing management certification and compliance requirements, broker-dealers are more likely to trade stocks on the OTCQB marketplace and national exchanges.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

Patrick Stiles, William Bossung and Fred Covely collectively have beneficial ownership of our common and preferred stock with over 33% of the shareholder votes. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

The market for penny stocks has suffered in recent years from patterns of fraud and abuse

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

Our stock currently trades on the OTC Pink tier maintained by OTC Markets Group, Inc. There currently is a very limited public trading market for our common stock. The lack of a developed public trading market for our shares may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares. As a result an investment in the shares may be illiquid in nature and investors could lose some or all of their investment.

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

We have entered into various convertible promissory notes with an aggregate outstanding balance of $322,910 as of December 31, 2017. The convertible promissory notes are convertible into our common stock at various conversion prices. See “Note 7 – Convertible Debt” in the Notes to the Financial Statements.

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

At a Special Meeting on March 23, 2018, our shareholders approved the increase of our authorized common stock to 4,000,000,000 shares. Our Board of Directors chose to increase our authorized shares of common stock to 2,500,000,000 shares, reserving the right to further increase the authorized shares up to the amount approved by the shareholders. Of these authorized shares, 469,012,760 shares are issued and outstanding as of May 22, 2018. An additional 10,956,250 shares of common stock may be issued and outstanding if all of our currently outstanding warrants were exercised and converted into common stock, and an additional 1,876,055,739 shares if all of our currently outstanding shares of Series A Convertible Preferred Stock were converted into common stock. Therefore, we are authorized to issue up to an additional 143,975,251 unissued shares of our common stock, not taking into consideration shares of our common stock to be issued upon any conversion of our convertible notes, that may be issued by us for any purpose without the further consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 237,070,010 shares of our common stock, representing approximately 34% of our total issued shares. Each individual officer and director may be able to sell up to 1% of our outstanding stock (currently approximately 4,690,127 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “GRCK.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2017 and 2016, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2018	First Quarter	$0.0100	$0.0006

2017	Fourth Quarter	$0.0312	$0.0027
	Third Quarter	$0.0589	$0.0090
	Second Quarter	$0.1300	$0.0710
	First Quarter	$0.1499	$0.0402

2016	Fourth Quarter	$0.45	$0.03
	Third Quarter	$0.61	$0.12
	Second Quarter	$0.72	$0.18
	First Quarter	$1.00	$0.45

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

Holders

As of May 22, 2018, there were 469,012,760 shares of our common stock issued and outstanding and held by 30 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

The following sales of equity securities occurred during the three month period ended December 31, 2017:

Convertible Notes

We have sold convertible notes to various investors. The table below shows the date of each note, the amount of the note, the interest rate, the maturity date and the purchaser of the note:

Date	Amount	Interest Rate	Maturity Date	Purchaser
10/4/2017	$30,000	8%	10/4/2018	Crown Bridge Partners, LLC
10/4/2017	$50,000	8%	10/4/2018	Adar Bays, LLC
10/17/17	$30,000	5%	10/17/2018	Fred Covely
10/30/17	$10,000	8%	10/26/2018	DT Growth Partners LLC
10/31/17	$43,000	12%	7/30/2018	Power Up Lending Group Ltd.
11/2/17	$66,000	12%	12/1/2017	Oakmore Opportunity Fund I LP
11/9/17	$45,000	8%	11/9/2018	Crown Bridge Partners, LLC
12/11/17	$110,000	12%	08/24/2018	Auctus Fund, LLC

Each note bears interest at the rate indicated and is due on the maturity date given above. Some of the notes are convertible into shares of our common stock from the date which is 181 days after the date of the note through the later of (i) the maturity date and (ii) the date of payment of the default amount due upon certain change of control transactions or a default of the note. Conversion of the notes is not allowed to the extent the conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of our outstanding shares of common stock. Some of the notes are convertible into shares of our common stock from the original date of the loan.

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

Summary Overview

We were formed in December 2014 and, therefore, have a relatively short operating history. We had revenues of approximately $128,105 in the year ended December 31, 2017, 94% of which was from a single customer. In March 2018, we ended our relationship with this customer and have shifted our focus from software services to medically-focused CBD hemp oil products.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation (“Eqova”), through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova. As part of the Exchange, we have brought on Eqova’s President and Director, Patrick Stiles, to serve as our President and Chief Executive Officer and as a Director on our Board of Directors.

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focuses on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Initial revenues of our hemp oil products from the acquisition of Eqova through December 31, 2017 were $7,605.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2017, we have incurred accumulated net losses of $7,683,382. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2017 and 2016

Introduction

We had revenues of $128,105 for the year ended December 31, 2017. Our operating expenses were $1,126,498 for the year ended December 31, 2017, and consisted primarily of salaries and consulting fees paid to related parties and consulting, financing and loan fees, legal and professional fees.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/ (Decrease)

Revenue	$128,105	$162,750	$(34,645)
Cost of Revenue	43,648	26,933	16,715

Operating expenses:
General and administrative	713,274	758,427	(45,153)
General and administrative – related party	413,224	203,150	210,074
Total operating expenses	1,126,498	961,577	164,921

Net operating loss	(1,042,041)	(825,760)	(216,281)
Other income/(expense)	2,520,034	(2,545,175)	25,141

Net loss	$(3,562,075)	$(3,370,935)	$(191,140)

Revenues

The Company had revenues of $128,105 and $162,750 for the years ended December 31, 2017 and 2016, respectively. A single customer accounted for 94% and 100% of the revenue during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the revenue for advertising segment was $120,500 and $7,605 for the CBD segment.

Cost of Revenue

Cost of revenue were $43,648 and $26,933 for the years ended December 31, 2017 and 2016, respectively, and consisted of computer programmer and hosting costs.

General and Administrative

General and administrative expense was $713,274 and $758,427 for the years ended December 31, 2017 and 2016, a decrease of $45,153. The decrease was due primarily to normal fluctuations in operations. In the year ended December 31, 2017, general and administrative expense consisted mainly of consulting $ 100,496, selling expenses of $ 6,121, commissions of $ 6,000, transfer agent and filing fees of $ 9,907, and accounting fees of $ 29,000. In the year ended December 31, 2016, general and administrative expense consisted mainly of consulting $486,622, selling expenses of $5,332, commissions of $26,283, transfer agent and filing fees of $7,707, and accounting fees of $14,500.

General and administrative – related party expense was $413,224 and $203,150 for the years ended December 31, 2017 and 2016, an increase of $210,074, and consisted of salaries and wages of $ 99,073 and consulting fees of $ 304,151. It was $203,150 for the year ended December 31, 2016 and consisted of salaries and wages of $96,000 and consulting fees of $107,150. The increase was due primarily to acquisition of Eqova and bringing on Patrick Stiles as an officer of the Company and the increase in compensation to William Bossung. Additionally, there was preferred stock issued to Mr. Bossung and Mr. Covely as bonuses.

Net Operating Loss

As a result of the items discussed above, our net operating loss was $1,042,041 and $825,760 for the years ended December 31, 2017 and 2016, respectively, an increase of $216,281.

Other Income and Expense

Other expense for the year ended December 31, 2017 was $2,520,034, a decrease of $25,141 from the prior year, and consisted primarily of interest expense and loss on extinguishment of debt, offset by a change in fair value of derivatives. Other expense for the year ended December 31, 2016 was $2,545,175, and consisted primarily of interest expense, change in fair value of derivatives and loss on extinguishment of debt. The interest is high mainly from the derivatives on the convertible debt and the convertible preferred stock.

Net Loss

Our net loss for the year ended December 31, 2017 was $3,562,075, or $(0.06) per share, an increase of $191,140 from the year ended December 31, 2016 when it was $3,370,935, or $(0.21) per share.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2017 and 2016, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2016 was $81,653, which was derived primarily from the sale of convertible notes to investors. Our monthly cash flow burn rate in 2017 was approximately $ 63,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. With the acquisition of Eqova, we expect to see an increase in revenues over the next few years that will help us maintain the cash we need to operate our business. However, we have incurred additional expenses in the acquisition of Eqova and the additional costs to be incurred through this expansion of our operations will increase our need for additional cash flow.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016	Change

Cash	$81,653	$24,102	$57,551
Total Current Assets	227,004	143,830	83,174
Total Assets	1,122,743	146,183	976,560
Total Current Liabilities	2,301,870	2,505,602	(203,732)
Total Liabilities	$2,301,870	$2,505,602	$(203,732)

Our cash increased by $57,551 as of December 31, 2017 as compared to December 31, 2016. Our total current assets increased by $83,174, from $143,830 to $227,004 as a result of cash received from the sales of convertible notes, the addition of Eqova’s inventory and a new note receivable-related party of $ 73,295. Our total assets decreased by $976,560, from $146,183 to $1,122,743, primarily because of the addition of goodwill and other assets from the acquisition of Eqova.

Our current and total liabilities decreased from $2,505,602 as of December 31, 2016 to $2,301,870 as of December 31, 2017. Our total liabilities as of the year ended December 31, 2017 consisted primarily of $322,910 in convertible debt with adjustments for the change in value on derivative liability, resulting in derivative liabilities of $1,822,568. The change in derivative liabilities results from the adjustable conversion rate on our convertible debt and warrants.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2016 was $81,653. Our monthly cash flow burn rate in 2017 was approximately $ 63,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2017 and 2016 was $ 672,227 and $537,058, respectively, an increase of $ 135,169. Our net cash used in operating activities consisted primarily of net loss of $3,562,075, non-cash interest of $2,590,176, loss on extinguishment of debt of $169,599, non-cash compensation of $137,712 and change in fair value on derivative liability of $111,307.

Investments

Our cash flow used in investing activities for the years ended December 31, 2017 and 2016 was $31,972 and $47,876, respectively. The decrease in 2017 was primarily due to a decrease in payments for notes receivable of $13,295.

Financing

Our net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $761,750 and $607,500, respectively, an increase of $154,250. The increase in 2017 was primarily due to the increase of proceeds received from the issuance of convertible debt of $973,000 compared to $485,000 in 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grey Cloak Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grey Cloak Tech, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operation, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2017 of $7,683,382. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2015.

Hackensack, New Jersey
June 7, 2018

GREY CLOAK TECH INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$81,653	$24,102
Accounts receivable	16,000	66,000
Inventory	48,466	—
Prepaid expenses	—	7,433
Note receivable	79,295	46,295
Accrued interest receivable	1,590	—
Total current assets	227,004	143,830

Fixed assets, net of accumulated depreciation of $1,121 and $395, respectively	1,650	1,186
Website, net of accumulated amortization of $4,002 and $1,633, respectively	50,457	1,167
Trademarks	1,650	—
Goodwill	841,982	—
Total other assets	895,739	2,353

TOTAL ASSETS	$1,122,743	$146,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$67,364	$4,000
Accounts payable - related party	4,000	19,799
Accrued payroll and taxes	—	6,111
Notes payable - related party	59,810	15,000
Convertible debt, net of discount of $305,396 and $54,653, respectively	316,781	405,097
Convertible debt - related party, net of discount of $23,871 and $0, respectively	6,129	—
Accrued interest payable	24,059	16,130
Accrued interest payable - related party	1,159	513
Derivative liabilities	1,822,568	2,038,952
Total current and total liabilities	2,301,870	2,505,602

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
1,333,334 and no shares issued and outstanding, respectively	1,333	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
224,605,587 and 17,156,276 shares issued and outstanding, respectively	224,606	17,156
Additional paid-in capital	6,278,316	1,744,732
Accumulated deficit	(7,683,382)	(4,121,307)
Total stockholders' deficit	(1,179,127)	(2,359,419)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,122,743	$146,183

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

REVENUE	$128,105	$162,750

COST OF REVENUE	43,648	26,933

GROSS PROFIT	84,457	135,817

OPERATING EXPENSES
General and administrative	538,700	758,427
General and administrative - related party	413,224	203,150

Total operating expenses	951,924	961,577

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(2,635,181)	(1,072,978)
Interest expense - related party	(1,146)	(513)
Change in fair value on derivative	111,307	(1,423,715)
Loss on extinguishment of debt	(169,588)	(47,969)

Total other income (expense)	(2,694,608)	(2,545,175)

Net loss before income tax provision	(3,562,075)	(3,370,935)

Income tax provision	—	—

NET LOSS	$(3,562,075)	$(3,370,935)

Loss per share - basic and diluted	$(0.06)	$(0.21)

Weighted average number of shares outstanding - basic and diluted	56,302,452	15,685,685

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Equity
					Additional	Instruments
	Preferred Stock		Common Stock		Paid-In	To Be	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Total

Balance - December 31, 2015	—	$—	14,731,666	$14,732	$766,802	$98,809	$(750,372)	$129,971

Exercise of warrants for cash	—	—	75,000	75	37,425	—	—	37,500

Cashless exercise of warrants	—	—	953,720	953	(953)	—	—	—

Issuance of common stock for financing	—	—	60,000	60	13,140	—	—	13,200

Issuance of common stock for debt conversion	—	—	1,335,890	1,336	434,589	—	—	435,925

Issuance of warrants and modifications	—	—	—	—	373,729	(98,809)	—	274,920

Beneficial conversion feature	—	—	—	—	120,000	—	—	120,000

Net loss for the period	—	—	—	—	—	—	(3,370,935)	(3,370,935)

Balance - December 31, 2016	—	$—	17,156,276	$17,156	$1,744,732	$—	$(4,121,307)	$(2,359,419)

Cashless exercise of warrants	—	—	22,434,334	22,434	7,368	—	—	29,802

Issuance of common stock for debt conversion	—	—	185,014,977	185,016	2,668,311	—	—	2,853,327

Issuance of warrants and modifications	—	—	—	—	15,379	—	—	15,379

Issuance of shares for executive bonuses	187,733	187	—	—	137,525	—	—	137,712

Settlement of convertible debt	—	—	—	—	850,573	—	—	850,573

Issuance of sharess acquisition of Eqova	1,100,000	1,100	—	—	805,815	—	—	806,915

Issuance of shares acquisition of website	45,601	46	—	—	48,613	—	—	48,659

Net loss for the period	—	—	—	—	—	—	(3,562,075)	(3,562,075)

Balance - December 31, 2017	1,333,334	$1,333	224,605,587	$224,606	$6,278,316	$—	$(7,683,382)	$(1,179,127)

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(3,562,075)	$(3,370,935)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,094	1,329
Loss on disposal of assets	—	2,664
Warrants issued for services	15,379	315,019
Non-cash compensation	137,712	—
Non-cash interest	2,590,176	1,045,187
Change in fair value on derivative liability	(111,307)	1,423,715
Loss on extinguishment of debt	169,588	47,969
Changes in operating assets and liabilities:
Accounts receivable	50,000	(22,000)
Inventory	862	—
Prepaid expenses	7,433	(1,407)
Accrued interest receivable	(1,590)	—
Accounts payable	42,822	(8,892)
Accounts payable - related party	(15,799)	19,799
Accrued payroll and taxes	(6,111)	(6,149)
Accrued interest payable	6,943	16,130
Accrued interest payable - related party	646	513
Net Cash used in Operating Activities	(672,227)	(537,058)

Cash Flows from Investing Activities:
Purchase of fixed assets	(1,189)	(1,581)
Purchase of website	(3,000)	—
Payments of note receivable	(33,000)	(46,295)
Cash acquired	5,217	—
Cash flows used from Investing Activities:	(31,972)	(47,876)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	—	35,000
Proceeds from issuance of convertible debt,
net of discount of $133,000 and $37,250, respectively	973,000	485,000
Payments for repayment of convertible debt	(186,250)	—
Payments for repayment of notes payable - related party	(15,000)	—
Liabilities assumed	(10,000)	—
Proceeds from modification of warrants	—	50,000
Proceeds from exercise of warrants	—	37,500
Net Cash provided by Financing Activities	761,750	607,500

Increase in cash	57,551	22,566
Cash at beginning of period	24,102	1,536
Cash at end of period	$81,653	$24,102

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$1,014,500	$280,422
Conversion of debt for shares of common stock	$757,323	$73,804
Common stock issued in connection with debt conversion	$2,853,327	$—
Preferred stock issued for acquisition	$—	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet. The Company has acquired Eqova Life Sciences and is transitioning it business towards marketing and selling CBD oil products.

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

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method. The Company has commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the years ended December 31, 2017 and 2016 was $2,368 and $933, respectively.

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

The Company records revenue upon shipment of the products to the customers.

Concentration

One customer accounted for 94% and 100% of total revenue earned during the years ended December 31, 2017 and 2016, respectively. 100% and 100% of the accounts receivable is due from this customer at December 31, 2017 and 2016, respectively.

Advertising

Advertising costs are anticipated to be expensed as incurred; however there were advertising costs included in general and administrative expenses for the years ended December 31, 2017 and 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2016	$—
Issued during the year ended December 31, 2016	982,481
Change in fair value recognized in operations	1,423,715
Converted during the year ended December 31, 2016	(367,244)
Balance, December 31, 2016	$2,038,952

Balance, January 1, 2017	$2,038,952
Issued during the year ended December 31, 2017	2,518,163
Change in fair value recognized in operations	(111,307)
Converted during the year ended December 31, 2017	(2,623,240)
Balance, December 31, 2017	$1,822,568

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ending December 31, 2017, the Company recognized a gain on extinguishment of $169,588 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2017 of $7,683,382. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the years ended December 31, 2017 and 2016, the Company had expenses totaling $99,073 and $96,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was no accounts payable – related party. For the year ended December 31, 2017, the Company issued 146,330 shares of preferred stock valued at $107,342 for a bonus to the officer and director.

For the years ended December 31, 2017 and 2016, the Company had expenses totaling $114,000 and $107,150 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party.

For the year ended December 31, 2017, the Company issued 41,403 shares of preferred stock valued at $30,371 for a bonus to the officer and director.

For the year ended December 31, 2017, the Company had expenses totaling $58,437 to an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party.

For the year ended December 31, 2017, the Company had expenses totaling $4,000 to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $4,000 in accounts payable – related party.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On July 28, 2016, the Company received a loan of $15,000 from an officer and director of the Company. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000.

During the year ended December 31, 2017 the Company repaid the entire principal balance of $15,000. The balance at December 31, 2017 was $0.

Unsecured convertible debt, due 10/17/18, 5% interest, converts at a 50% discount to market price based on the last 3 days trading price	$30,000
TOTAL	$30,000

The note is presented net of a discount of $23,871 on the accompanying balance sheet.

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 6 – CONVERTIBLE DEBT

Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 45% discount to market price based on the last 20 days trading price	$28,027
Unsecured convertible debt, due 08/24/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 10/04/18, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, may borrow up to $300,000, due 10/04/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	30,000
Unsecured convertible debt, may borrow up to $300,000, due 11/09/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	45,000
Unsecured convertible debt, due 04/10/18, 10% interest, converts at the lower of $0.03 or a 45% discount to market price based on the last 20 days trading price	30,000
Unsecured convertible debt, due 08/17/17, 12% interest, converts at a 45% discount to market price based on the last 20 days trading price	9,500
Unsecured convertible debt, due 01/23/18, 8% interest, converts at the lower of $0.04 or a 40% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 10/26/18, 8% interest, converts at a 45% discount to market price based on the last 20 days trading price	10,000
Unsecured convertible debt, due 02/24/18, $4,000 OID, converts at the lower of $0.03 or a 40% discount to market price based on the last 20 days trading price	24,000
Unsecured convertible debt, due 03/09/18, 10% interest, converts at the lower of $0.03 or a 45% discount to market price based on the last 20 days trading price	10,000
Unsecured convertible debt, due 06/26/18, 9% interest, converts at a 42% discount to market price based on the last 15 days trading price	50,000
Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 50% discount to market price based on the last 20 days trading price	66,000
Unsecured convertible debt, due 02/20/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	6,900
Unsecured convertible debt, due 06/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	53,000
Unsecured convertible debt, due 07/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	43,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,749

SUBTOTAL	622,176
Less: Discount	(305,395)
TOTAL	316,781

During the year ended December 31, 2017, the Company recorded interest expense of $71,193, and amortization of debt discount of $689,995.

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

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 7 – INCOME TAX

The provisions for federal income tax at 34% for the years ended December 31, 2017 and 2016 consist of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Income tax expense (benefit) at statutory rate	$(1,246,000)	$(1,179,800)
Permanent differences	942,000	931,900
Change in valuation allowance	304,000	247,900
Income tax benefit	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2017 and 2016 are as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net operating loss	$513,000	$408,700
Valuation allowance	(513,000)	(408,700)
Net deferred tax asset	$—	$—

The Company has approximately $2,447,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $343,000 for the year ended December 31, 2017 that is still fully valued against as of December 31, 2017. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result have recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 7 – INCOME TAX (CONTINUED)

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased authorized number of common shares to 500,000,000. Also, the Company increased the preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock. During January 2018, the Company increased its authorized number of common shares to 1,000,000,000. During April 2018, the Company increased authorized number of common shares to 2,500,000,000.

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

Preferred Share Issuances

During the year ended December 31, 2017, the Company issued 187,733 shares of preferred stock for bonuses for its officers and directors with a fair value of $137,712.

During the year ended December 31, 2017, the Company issued 1,100,000 shares of preferred stock for the acquition of Eqova Life Sciences.

During the year ended December 31, 2017, the Company issued 45,601 shares of preferred stock for the acquition of a website.

Common Share Issuances

During the year ended December 31, 2016, the Company issued 75,000 shares of common stock to an investor that exercised their warrants for cash totaling $37,500.

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2016 the Company issued 953,720 shares of common stock for the cashless exercise of 1,250,000 warrants.

During the year ended December 31, 2016 the Company agreed to issue 60,000 shares of common stock to the lender as part of the note payable.

During the year ended December 31, 2016 the Company issued 1,335,890 shares of common stock for the conversion of debt.

During the year ended December 31, 2017, the Company issued a total of 22,434,334 shares for the cashless exercise of warrants.

During the year ended December 31, 2017, the Company issued a total of 185,014,977 shares for the conversion of debt with a fair value of $2,853,327.

During the year ended December 31, 2017, the Company issued warrants and modified the terms of the warrants with a fair value of $15,379.

During the year ended December 31, 2017, the Company settled convertible debt with cash of $850,573

Warrant Issuances

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

On October 17, 2017, the Company granted 1,200,000 warrants as part of convertible debt to an officer and director of the Company. The warrants allow the holder to purchase 1,200,000 shares of common stock at an exercise price of $0.25 per share and are exercisable for 3 years.

As of December 31, 2017, there were 10,956,250 warrants outstanding, of which 3,956,250 are fully vested.

As of December 31, 2016, there were 9,756,250 warrants outstanding, of which 2,756,250 are fully vested.

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 9 – ACQUISITIONS

On October 17, 2017, the Company entered into a Share Exchange Agreement with Eqova Life Sciences (“Eqova”) and issued 1,100,000 shares of Series A Convertible Preferred Stock in exchange for 100% of Eqova. The shares are convertible into approximately 66% of the total outstanding common stock as of the date of the closing. Of the total shares issued to Eqova only 550,000 shares are vested and the remaining 550,000 shares will vest upon sales of $100,000 for three consecutive months or $300,000 gross sales in any calendar quarter. Any unvested shares as of October 17, 2019, will be repurchased by the Company at a price of $0.01 per share. The Company wanted to position itself to take advantage of the growing hemp based marketplace as it is one of the fastest growing segments in the United States.

In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table presents the consideration of net assets purchased:

1,100,000 shares of preferred stock issued	$806,915
Total Purchase Price	$806,915

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, October 17, 2017. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Cash	$5,217
Current assets	49,328
Intangible assets	1,650
Goodwill	841,982
Current liabilities	(91,262)
Net assets acquired	$806,915

GREY CLOAK TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 9 – ACQUISITIONS (CONTINUED)

The following table provides unaudited pro forma results of operations for the fiscal years ended December 31, 2017 and 2016 as if the acquisitions had been consummated as of the beginning of each period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited) Pro Forma Results Year ended December 31,
	2017	2016

Revenues	$128,105	$162,750
Loss before income taxes	$3,564,115	$3,370,935

Fully diluted loss per share	$0.07	$0.21

NOTE 10 – BUSINESS SEGMENT INFORMATION

As of October 17, 2017, the Company operated in two reportable segments (Advertising and CBD) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the year ended December 31, 2017.

	CONSOLIDATED	ADVERTISING	CBD	CORPORATE
Revenue	128,105	120,500	7,605	—
Cost of Revenue	43,648	38,887	4,761	—
Long-lived Assets	843,632	—	843,632	—
Loss Before Income Tax	(3,562,075)	(81,613)	(2,844)	(3,477,618)
Identifiable Assets	279,111	172,943	106,168	—
Depreciation and Amortization	3,094	1,659	1,435	—

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company issued a total of 244,407,173 shares of common stock in exchange for the conversion of debt totaling $161,580 in principal, $7,014 in interest, $14,915 in penalties and $3,500 in fees.

On January 2, 2018, the Company executed a convertible promissory note for $35,000. The loan is due on October 10, 2018 and bears interest at 12% per annum. The shares are convertible into common shares at a discount to the market price of 39% based on the average of the lowest two trading prices from the latest 15-day trading period.

On January 2, 2018, the Company we received our sixth tranche of funding totaling $40,000 as part of the convertible debenture for up to $300,000. The loan is due on January 2, 2019 and bears interest at 8% per annum. The shares are convertible into common shares at a discount to the market price of 30% based on the average of the lowest two trading prices from the latest 15-day trading period.

On January 3, 2018, the Company amended its articles of incorporation and increased its authorized number of common shares to 1,000,000,000.

On February 1, 2018, the Company executed a convertible promissory note for $110,000. The loan is due on November 1, 2018 and bears interest at 12% per annum. The shares are convertible into common shares at a discount to the market price of 50% based on the lowest trading price from the latest 25-day trading period.

On February 5, 2018, the Company executed a convertible promissory note for $50,000. The loan is due on February 2, 2019 and bears interest at 8% per annum. The shares are convertible into common shares at a discount to the market price of 45% based on the lowest two trading price from the latest 20-day trading period.

On April 27, 2018, the Company amended its articles of incorporation and increased its authorized number of common shares to 2,500,000,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Patrick Stiles	33	Chief Executive Officer, President, Director (2017)

William Bossung	60	Secretary, Chief Financial Officer, Director (2014)

Fred Covely	60	Chief Technology Officer, Director (2014)

Patrick Stiles¸ age 33, was appointed to our Board of Directors and as our Chief Executive Officer and President on October 17, 2017. Mr. Stiles has been the Chief Executive Officer and Co-Founder of Eqova since August 2017, overseeing product development, supply chain and technology. Eqova develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. Mr. Stiles has also served as the Chief Executive Officer of Vidalytics, LLC since August 2016, and he has overseen product development and marketing. Since September 2010, Mr. Stiles has been the Chief Executive Officer of Zen Life Supplements, LLC, focusing on product development, marketing, customer service and technology.

Mr. Stiles started his career in sales and finance and held insurance licenses in Colorado. He graduated Summa Cum Laude with a Bachelor’s in Finance and a minor in Business Management from Regis University in Denver, Colorado in December of 2010.

William Bossung, age 60, has served as our Secretary, Chief Financial Officer, and a member of our Board of Directors since our inception. Mr. Bossung has a diverse background in Corporate Finance, Insurance and Accounting. From September 2003 to August 2006, Mr. Bossung was a founder of BCF Technology with Mr. Covely, an insurance software company that was ultimately sold to Vertafore in August 2006. From August 2006 through December 2014, Mr. Bossung was the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies and purchases and restructures debt from companies. During January 2012, Mr. Bossung founded Splash Beverage Group, a beverage distribution company that distributes both alcohol and non-alcohol products, and is currently one of their Directors. From June 2012 through August 2013, Mr. Bossung was the Director of Business Development at Splash Beverage. Mr. Bossung currently holds an Insurance License in various states. He holds a bachelor’s degree in accounting and finance from Bloomsburg State University.

Fred Covely, age 60, has served as our President, Chief Executive Officer, and a member of our Board of Directors since our inception. Mr. Covely has both a technical and business background in software. Fred has been involved in all aspects of the software industry over the past 30 years including technical, sales, legal, and management. In the 1990’s, Fred was the chief architect for the Peregrine Network Management System which was subsequently purchased by Hewlett Packard. Fred was a founder at BCF Technology, which was founded in September 2003, an insurance software company ultimately sold to Vertafore in August 2006. From August 2006 through December 2010, Fred remained as the Chief Technical Officer of Vertafore for and was responsible for a software division of Vertafore. From January 2011 to August 2013, Fred was the President of Codee Software which was a company that programmed and sold consumer QR codes. From August 2013 through December 2014, Fred has been an outside computer consultant for several companies involved in digital marketing.

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

Except as set forth below, to the Company’s knowledge, none of its officers, directors, or beneficial owners of more than ten percent of its common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

During the fiscal years ended December 31, 2017 and 2016, the Board of Directors met as necessary.

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

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

For the year ended December 31, 2017, the Company had expenses totaling $58,437 to Patrick Stiles, our Chief Executive Officer, President and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was no accounts payable to the related party.

For the years ended December 31, 2017 and 2016, the Company had expenses totaling $99,073 and $96,000, respectively, to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, the Company issued 146,330 shares of preferred stock valued at $107,342 for a bonus to Mr. Bossung.

For the years ended December 31, 2017 and 2016, the Company had expenses totaling $114,000 and $107,150 to a company owned by Fred Covely, our Chief Technology Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, the Company issued 41,403 shares of preferred stock valued at $30,371 for a bonus to Mr. Covely.

For the year ended December 31, 2017, the Company had expenses totaling $4,000 to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $4,000 in accounts payable – related party.

We did not have written employment agreements with any of our executives during the year ended December 31, 2016.

Stiles Employment Agreement

On October 17, 2017, we entered into an Employment Agreement with Patrick Stiles, our Chief Executive Officer. Pursuant to Mr. Stiles’ Employment Agreement, we have agreed to pay Mr. Stiles an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. Mr. Stiles’ employment is “at will” and either party may terminate the agreement at any time.

If terminated without Cause or as a result of Constructive Termination, Mr. Stiles will receive severance equal to three months’ pay at his most recent Base Salary. If Mr. Stiles is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits. The Employment Agreement includes non-compete and non-solicitation provisions that apply during the term of the Employment Agreement and for a period of one year after Mr. Stiles’ termination. Capitalized terms in this section not defined herein have the meaning given to such terms in the Employment Agreement.

Mr. Stiles’ Employment Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Mr. Stiles prior to termination of the Employment Agreement. Mr. Stiles’ Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibt 10.31.

Bossung Employment Agreement

On October 17, 2017, we entered into an Employment Agreement with William Bossung, our Chief Financial Officer. Pursuant to Mr. Bossung’s Employment Agreement, we have agreed to pay Mr. Bossung an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. Mr. Bossung’s employment is “at will” and either party may terminate the agreement at any time.

If terminated without Cause or as a result of Constructive Termination, Mr. Bossung will receive severance equal to three months’ pay at his most recent Base Salary. If Mr. Bossung is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits. The Employment Agreement includes non-compete and non-solicitation provisions that apply during the term of the Employment Agreement and for a period of one year after Mr. Bossung’s termination. Capitalized terms in this section not defined herein have the meaning given to such term in the Employment Agreement.

Mr. Bossung’s Employment Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Mr. Bossung prior to termination of the Employment Agreement. Mr. Bossung’s Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibt 10.32.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and Chief Technology Officer for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Patrick Stiles	2017							58,437	58,437
President and CEO	—

William Bossung	2017	99,073	107,342						206,415
Secretary and CFO	2016	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000

Fred Covely	2017		30,371					114,000	144,371
CTO	2016	-0-	-0-	-0-	-0-	-0-	-0-	107,150	107,150

Director Compensation

For the years ended December 31, 2017 and 2016, other than Mr. Dunn, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 22, 2018, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Series A Convertible Preferred Stock Beneficial Ownership	Percentage of Series A Convertible Preferred Stock Beneficial Ownership (2)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Patrick Stiles (3)(4)	348,604	26.2%	120,348,687	20.9%

William Bossung (3)(5)	168,330	12.6%	51,415,519	10.1%

Fred Covely (3)(4)(6)	41,403	3.1%	12,747,929	2.7%

Matthew Dee Grabau (7)	250,000	18.8%	82,766,958	15.0%

Timothy J. Brasel (8)	91,666	6.9%	13,265,660	5.5%

First Capital Properties	100,000	7.5%	29,936,985	6.0%

All Officers and Directors as a Group (3 Persons)	558,334	41.9%	237,070,010	33.6%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Grey Cloak Tech Inc.

(2)	Unless otherwise indicated, based on 469,012,760 shares of common stock and 1,333,334 shares of Series A Convertible Preferred Stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 348,601 shares of our Series A Convertible Preferred Stock. Each share is convertible into the number of shares of our common stock equal to 0.00006% of our outstanding common stock upon issuance.

(5)	Includes 168,330 shares of our Series A Convertible Preferred Stock. Each share is convertible into the number of shares of our common stock equal to 0.00006% of our outstanding common stock upon issuance.

(6)	Includes 800,000 shares of common stock and 41,403 shares of our Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible into the number of shares of our common stock equal to 0.00006% of our outstanding common stock upon issuance.

(7)	Includes 250,000 shares of our Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible into the number of shares of our common stock equal to 0.00006% of our outstanding common stock upon issuance.

(8)	Includes 50,000 shares of our Series A Convertible Preferred Stock held by Coronado Ventures Number One, LLC, an entity in which Mr. Brasel holds 50% ownership, and 41,666 shares of our Series A Convertible Preferred Stock held by Genuine Partners, an entity in which Mr. Brasel holds 25% ownership and shares voting and dispositive power. Each share of the Series A Convertible Preferred Stock is convertible into the number of shares of our common stock equal to 0.00006% of our outstanding common stock upon issuance.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2017, we had expenses totaling $58,437 to Patrick Stiles, our Chief Executive Officer, President and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was no accounts payable to the related party.

For the years ended December 31, 2017 and 2016, we had expenses totaling $99,073 and $96,000, respectively, to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, we issued 146,330 shares of preferred stock valued at $107,342 for a bonus to Mr. Bossung.

For the years ended December 31, 2017 and 2016, we had expenses totaling $114,000 and $107,150 to a company owned by Fred Covely, our Chief Technology Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, we issued 41,403 shares of preferred stock valued at $30,371 for a bonus to Mr. Covely.

On July 28, 2016, the Company received an unsecured loan of $15,000 from Mr. Bossung. The loan bears interest at 8% per annum and due the earlier of January 27, 2017 or when the Company receives financing of over $45,000. During the year ended December 31, 2017, the Company repaid the entire principal balance of $15,000.

On October 17, 2017, we granted 1,200,000 warrants as part of convertible debt to Mr. Covely. The warrants allow the holder to purchase 1,200,000 shares of common stock at an exercise price of $0.25 per share and are exercisable for 3 years. The Company entered into a convertible promissory note with Mr. Covely for $30,000 that is due on October 17, 2018 and bears interest at 5% per annum. The note is convertible into shares of common stock based on a 50% discount to the market price based on the latest three days trading price prior to conversion.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, PA was our independent registered public accounting firm for the years ended December 31, 2017 and 2016 and has served as our independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Paritz & Company, PA for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2016	2015
Audit Fees (1)	$29,000	$26,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$29,000	$26,000

(1)       Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2017, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

Exhibit No.	Exhibit Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (1)	Bylaws of Grey Cloak Tech Inc.

3.3 (9)	Certificate of Designation of the Series A Convertible Preferred Stock

4.1 (1)	Form of Warrant Certificate

4.2 (1)	Form of Warrant Agreement

10.1 (2)	Personal Services and Management Agreement with Reliable Document Solutions, LLC

10.2 (3)	Customer Agreement with Amazon Web Services, Inc.

10.3 (4)	Consulting Services Agreement with The Dunn Group, LLC

10.4 (4)	Director Agreement with Brian J. Dunn

10.5 (4)	Warrant Agreement with The Dunn Group, LLC

10.6 (4)	Warrant Agreement with Brian J. Dunn

10.7 (5)	Securities Purchase Agreement dated January 23, 2016

10.8 (5)	Convertible Promissory Note dated January 23, 2016

10.9 (6)	Consulting Services Agreement dated August 1, 2016

10.10 (6)	Convertible Promissory Note dated August 12, 2016

10.11 (6)	Convertible Promissory Note dated August 16, 2016

10.12 (6)	Convertible Promissory Note dated September 7, 2016

Exhibit No.	Exhibit Description
10.13 (6)	Convertible Promissory Note dated September 22, 2016

10.14 (6)	Convertible Promissory Note dated September 22, 2016

10.15 (6)	Convertible Promissory Note dated October 5, 2016

10.16 (7)	Convertible Promissory Note dated November 17, 2016

10.17 (7)	Convertible Promissory Note dated December 9, 2016

10.18 (7)	Convertible Promissory Note dated January 23, 2017

10.19 (7)	Convertible Promissory Note dated January 23, 2017

10.20 (7)	Convertible Promissory Note dated January 23, 2017

10.21 (7)	Convertible Promissory Note dated February 24, 2017

10.22 (7)	Convertible Promissory Note dated February 24, 2017

10.23 (7)	Convertible Promissory Note dated March 1, 2017

10.24 (7)	Convertible Promissory Note dated March 7, 2017

10.25 (7)	Convertible Promissory Note dated March 10, 2017

10.26 (7)	Convertible Promissory Note dated March 10, 2017

10.27 (7)	Convertible Promissory Note dated March 10, 2017

10.28 (7)	Convertible Promissory Note dated March 10, 2017

10.29 (7)	Convertible Promissory Note dated March 10, 2017

10.30 (7)	Convertible Promissory Note dated March 10, 2017

10.31	Employment Agreement by and between the Company and Patrick Stiles, dated October 17, 2017

Exhibit No.	Exhibit Description
10.32	Employment Agreement by and between the Company and William Bossung, dated October 17, 2017

10.33	Second Amendment to the Securities Purchase Agreement by and between the Company and Crown Bridge Partners, LLC, dated December 28, 2017

10.34	First Amendment to the Convertible Promissory Note issued to Crown Bridge Partners, LLC, dated December 28, 2017

10.35	Convertible Promissory Note, dated October 4, 2017, issued to Adar Bays, LLC

10.36	Convertible Promissory Note, dated October 17, 2017, issued to Fred Covely

10.37	Convertible Promissory Note, dated October 27, 2017, issued to DT Growth Partners LLC

10.38	Convertible Promissory Note, dated October 31, 2017, issued to Power Up Lending Group Ltd.

10.39	Convertible Promissory Note, dated November 2, 2017, issued to Oakmore Opportunity Fund I LP

10.40	Convertible Promissory Note, dated December 11, 2017, issued to Auctus Fund, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description
101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

(2)	Incorporated by reference from our Second Amended Registration Statement on Form S-1/A dated and filed with the Commission on June 3, 2015.

(3)	Incorporated by reference from our Third Amended Registration Statement on Form S-1/A dated and filed with the Commission on June 19, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 11, 2015.

(5)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015, dated and filed with the Commission on March 30, 2016.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, dated and filed with the Commission on November 22, 2016.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, dated and filed with the Commission on April 17, 2017.

(8)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, dated and filed with the Commission on April 17, 2017.

(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on October 16, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: June 8, 2018		/s/ Patrick Stiles
	By:	Patrick Stiles
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 8, 2018		/s/ Patrick Stiles
	By:	Patrick Stiles
	Its:	Chief Executive Officer and Director

Dated: June 8, 2018		/s/ William Bossung
	By:	William Bossung
	Its:	Chief Financial Officer, Principal Accounting Officer, and Director

Dated: June 8, 2018		/s/ Fred Covely
	By:	Fred Covely
	Its:	Director