Form 10-Q
period 2018-03-31
GREY CLOAK TECH INC.
filed 2018-07-12
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of July 11, 2018, there were 469,012,760 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC

BALANCE SHEETS

(unaudited)

	MARCH 31,	DECEMBER 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$88,052	$81,653
Accounts receivable	2,164	16,000
Inventory	40,286	48,466
Note receivable	79,295	79,295
Accrued interest receivable	2,372	1,590
Total current assets	212,169	227,004

Fixed assets, net of accumulated depreciation of $1,351 and $1,121, respectively	1,419	1,650
Website, net of accumulated amortization of $8,540 and $4,002, respectively	45,919	50,457
Trademarks	1,650	1,650
Deposit	1,500	—
Goodwill	841,982	841,982
Total other assets	892,470	895,739

TOTAL ASSETS	$1,104,639	$1,122,743

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$33,721	$67,364
Accounts payable - related party	34,923	4,000
Notes payable - related party	59,884	59,810
Convertible debt, net of discount of $371,484 and $305,396, respectively	316,613	316,781
Convertible debt - related party, net of discount of $16,371 and $23,871, respectively	13,629	6,129
Accrued interest payable	33,568	24,059
Accrued interest payable - related party	1,529	1,159
Derivative liabilities	978,314	1,822,568
Total current and total liabilities	1,472,181	2,301,870

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized,1,333,334 and 1,333,334 shares issued and outstanding, respectively	1,333	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 469,012,760 and 224,605,587 shares issued and outstanding, respectively	469,013	224,606
Additional paid-in capital	6,909,880	6,278,316
Accumulated deficit	(7,747,768)	(7,683,382)
Total stockholders' deficit	(367,542)	(1,179,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,104,639	$1,122,743

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENT OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31
	2018	2017

REVENUE	$19,856	$42,000

COST OF REVENUE	14,699	3,000

GROSS PROFIT	5,157	39,000

OPERATING EXPENSES
General and administrative	113,673	331,770
General and administrative - related party	118,391	56,500

Total operating expenses	232,064	388,270

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(408,097)	(1,272,493)
Interest expense - related party	(370)	(296)
Change in fair value on derivative	1,097,469	1,176,873
Loss on extinguishment of debt	(526,481)	(52,977)

Total other income (expense)	162,521	(148,893)

Net loss before income tax provision	(64,386)	(498,163)

Income tax provision	—	—

NET LOSS	$(64,386)	$(498,163)

Loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	364,956,165	18,909,688

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

STATEMENT OF CASH FLOWS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(64,386)	$(498,163)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,769	365
Non-cash interest	408,514	1,348,597
Change in fair value on derivative liability	(1,097,469)	(1,176,873)
Loss on extinguishment of debt	526,481	52,977
Changes in operating assets and liabilities:
Accounts receivable	13,836	(500)
Inventory	8,180	—
Prepaid expenses	—	2,180
Accrued interest receivable	(782)	—
Deposits	(1,500)	—
Accounts payable	(33,643)	32,429
Accounts payable - related party	30,923	4,500
Accrued payroll and taxes	—	5,879
Accrued interest payable	16,523	3,079
Accrued interest payable - related party	370	296
Net Cash used in Operating Activities	(188,184)	(225,234)

Cash Flows from Investing Activities:

Payments of note receivable	—	(20,000)
Cash flows used from Investing Activities:	—	(20,000)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,
net of discount of $32,917 and $42,000, respectively	194,583	439,000
Payments for repayment of convertible debt	—	(186,250)
Net Cash provided by Financing Activities	194,583	252,750

Increase in cash	6,399	7,516
Cash at beginning of period	81,653	24,102
Cash at end of period	$88,052	$31,618

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$—
Conversion of debt for shares of common stock	$161,580	$505,564
Common stock issued in connection with debt conversion	$875,971	$—
Preferred stock issued for acquisition	$—	$—

The accompanying notes are an integral part of these financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2017 filed with the SEC on June 8, 2018.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Concentration

There is no concentration of revenue for the three months ended March 31, 2018. One customer accounted for 100% of total revenue earned during the three months ended March 31, 2018.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2018	$1,822,568
Issued during the three months ended March 31, 2018	415,698
Change in fair value recognized in operations	(1,097,469)
Converted during the three months ended March 31, 2018	(162,484)
Balance, March 31, 2018	$978,314

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ending March 31, 2018, the Company recognized a loss on extinguishment of $526,481 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2018 of $7,747,768. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

NOTE 4 – RELATED PARTY

For the three months ended March 31, 2018 and 2017, the Company had expenses totaling $28,500 and $28,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2018, there was no accounts payable – related party.

For the three months ended March 31, 2018 and 2017, the Company had expenses totaling $42,000 and $28,500, respectively, to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2018, there was $15,000 in accounts payable – related party.

For the three months ended March 31, 2018 and 2017, the Company had expenses totaling $30,498 and $0, respectively, to an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2018, there was $11,923 in accounts payable – related party.

For the three months ended March 31, 2018 and 2017, the Company had expenses totaling $12,000 and $0, respectively, to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2018, there was $8,000 in accounts payable – related party.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

As of March 31, 2018, the Company had the following:

Unsecured convertible debt, due 10/17/18, 5% interest, converts at a 50% discount to market price based on the last 3 days trading price	$30,000
Less: Discount	(16,371)
TOTAL	$13,629

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 6 – CONVERTIBLE DEBT

As of March 31, 2018, the Company had the following:

Unsecured convertible debt, due 08/24/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	$110,000
Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 10/04/18, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	42,500
Unsecured convertible debt, may borrow up to $300,000, due 10/04/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	30,000
Unsecured convertible debt, may borrow up to $300,000, due 11/09/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	45,000
Unsecured convertible debt, may borrow up to $300,000, due 01/08/19, 8% interest, converts at a 30% discount to market price based on the last 20 days trading price	40,000
Unsecured convertible debt, due 08/17/17, 12% interest, converts at a 45% discount to market price based on the last 20 days trading price	9,500
Unsecured convertible debt, due 01/23/18, 8% interest, converts at the lower of $0.04 or a 40% discount to market price based on the last 20 days trading price	17,000
Unsecured convertible debt, due 10/26/18, 8% interest, converts at a 45% discount to market price based on the last 20 days trading price	10,000
Unsecured convertible debt, due 06/26/18, 9% interest, converts at a 42% discount to market price based on the last 15 days trading price	27,137
Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 50% discount to market price based on the last 20 days trading price	66,000
Unsecured convertible debt, due 06/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	46,210
Unsecured convertible debt, due 07/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	43,000
Unsecured convertible debt, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	35,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	688,097
Less: Discount	(371,484)
TOTAL	$316,613

Some of the convertible promissory notes are in default but will be in compliance upon filing of the 10-Q.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased authorized number of shares to 500,000,000. Also, the Company increased the preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock. During January 2018, the Company increased its authorized number of common shares to 1,000,000,000. During April 2018, the Company increased its authorized number of common shares to 2,500,000,000. The Board of Directors, in the future, has the authority to increase the authorized capital up to 4,000,000,000 based on shareholder approval.

The shareholder of the Company approved a reverse stock split at a ratio of between 1-for-100 and 1-for 250. The Company received approval from FINRA for a reverse stock split of 1-for-250 pending the filing of this 10-Q.

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

Common Share Issuances

During the three months ended March 31, 2018, the Company issued a total of 244,407,173 shares of common stock for the conversion of debt totaling $161,580 including interest of $7,014 and fees of $18,415 and loss on settlement of debt of $526,481.

Warrant Issuances

As of March 31, 2018, there were 10,956,250 warrants outstanding, of which 3,956,250 are fully vested.

NOTE 8 – BUSINESS SEGMENT INFORMATION

As of October 17, 2017, the Company operated in two reportable segments (Advertising and CBD) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three months ended March 31, 2018.

	CONSOLIDATED	ADVERTISING	CBD	CORPORATE
Revenue	19,856	—	19,856	—
Cost of Revenue	14,699	6,000	8,699	—
Long-lived Assets	843,632	—	843,632	—
Loss Before Income Tax	(64,387)	6,000	(11,157)	(59,230)
Identifiable Assets	261,007	162,971	98,036	—
Depreciation and Amortization	4,769	464	4,305	—

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On April 27, 2018, the Company amended its articles of incorporation and increased its authorized number of common shares to 2,500,000,000.

On June 8, 2018, the Company sold its website, CBD.co, to a third party for $50,000.

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

Summary Overview

We were formed in December 2014 and, therefore, have a relatively short operating history. We had revenues of approximately $128,105 in the year ended December 31, 2017, 94% of which was from a single customer. We had revenues of approximately $19,856 in the three month period ended March 31, 2018, but no revenue from the same customer. In December 2017, we ended our relationship with this customer and have shifted our focus from software services to medically-focused CBD hemp oil products.

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

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focused on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Initial revenues of our hemp oil products from the acquisition of Eqova through December 31, 2017 and for the three months ended March 31, 2018 were $7,605 and $19,856, respectively.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the period ended March 31, 2018, we have incurred accumulated net losses of $7,747,768. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Introduction

We had revenues of $19,856 for the three months ended March 31, 2018, compared to $42,000 for the three months ended March 31, 2017. Our cost of revenue was $14,699 for the three months ended March 31, 2018 compared to $3,000 for the three months ended March 31, 2017, an increase of $11,699, or approximately 390%. Our operating expenses were $232,064 for the three months ended March 31, 2018, compared to $388,270 for the three months ended March 31, 2017, a decrease of $156,206, or approximately 40%.

Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months	Three Months
	March 31,	March 31,	Increase/
	2018	2017	(Decrease)

Revenue	$19,856	$42,000	$(22,144)

Operating expenses:
Cost of revenue	14,699	3,000	11,699
General and administrative	113,673	331,770	(218,097)
General and administrative - related party	118,391	56,500	61,891
Total operating expenses	246,763	391,270	(144,507)

Net operating loss	(226,907)	(349,270)	(122,363)
Other income (expense)	162,521	(148,893)	311,414

Net loss	$(64,386)	$(498,163)	$433,777

Revenues

Revenues were $19,856 for the three months ended March 31, 2018, compared to $42,000 for the three months ended March 31, 2017, a decrease of $22,144, or approximately 53%. For the three months ended March 31, 2017, nearly all of the total revenue came from a single customer. However, we received no revenue from this customer during the three months ended March 31, 2018. The decrease reflects the loss of this customer and the transition to our new business selling CBD products.

Cost of Revenue

Cost of revenue was $14,699 for the three months ended March 31, 2018, compared to $3,00 for the three months ended March 31, 2017, an increase of $11,699, an increase of approximately 390%. The increase was due to the change of our business from a service-based business to a product-based business. Gross profit will be much smaller going forward because of this shift in our business.

General and Administrative

General and administrative expenses were $113,673 for the three months ended March 31, 2018, compared to $331,770 for the three months ended March 31, 2017, a decrease of $218,097, or 66%. The decrease was due to decrease in financing and loan fees, marketing fees, commissions and consulting fees. In the three months ended March 31, 2018, general and administrative expense consisted mainly of legal and professional fees totaling $29,514, consulting $3,893, salaries, wages and payroll costs of $15,703, advertising and marketing of $9,024, computer and programming of $6,033, travel expenses of $3,800, selling expenses of $1,777, commissions of $2,965, transfer agent and filing fees of $1,529, and accounting fees of $2,970. In the three months ended March 31, 2017, general and administrative expense consisted mainly of consulting $76,700, selling expenses of $895, commissions of $13,500, transfer agent and filing fees of $4,245, and accounting fees of $0.

General and administrative expenses – related party were $118,391 for the three months ended March 31, 2018, compared to $56,500 for the three months ended March 31, 2017, an increase of $61,891, or approximately 110%. The increase was mainly due to increase in compensation to Patrick Stiles.

Net Operating Loss

Net operating loss was $226,907 for the three months ended March 31, 2018, compared to $349,270 for the three months ended March 31, 2017, a decrease of $122,363, or approximately 35%. Net operating loss decreased, as set forth above, primarily due to a decrease in general and administrative expenses, offset by a decrease in revenues.

Other Income (Expense)

Other income was $162,521 for the three months ended March 31, 2018, compared to other expense of $148,893 for the three months ended March 31, 2017, an increase of $311,414. The increase of other income (expense) was due to a decrease in interest expense, net of interest income, from $1,272,493 during the three months ended March 31, 2017 to $408,097 for the three months ended March 31, 2018. This change in interest expense was due to amortization of the debt discount and the derivatives on the convertible debt.

Other income for the three months ended March 31, 2018 consisted primarily of a change in the fair value of derivatives, offset by interest expense and loss on extinguishment of debt. Other expense for the three months ended March 31, 2017 consisted primarily of interest expense and loss on extinguishment of debt, offset by a change in fair value of derivatives.

Net Loss

Net loss was $64,386 for the three months ended March 31, 2018, or $0.00 per share, compared to $498,163 for the three months ended March 31, 2017, or $0.03 per share, a decrease of $433,777. Net loss decreased, as set forth above, primarily due to a decrease in interest expense from new debt issuances, and a decrease in general and administrative expenses, offset by an increase in loss on extinguishment of debt.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2018, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of March 31, 2018 was $88,052, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2017 was approximately $63,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31	December 31,	Increase/
	2018	2017	(Decrease)

Cash	$88,052	$81,653	$6,399
Total Current Assets	212,169	227,004	(14,835)
Total Assets	1,104,639	1,122,743	(18,104)
Total Current and total Liabilities	1,472,181	2,301,870	(829,689)

Our cash increased slightly because we were able to raise capital from the sale of warrants, notes and convertible notes. Our total current assets decreased primarily because of lower inventory and accounts receivable as of March 31, 2018. Our total current liabilities decreased during the three months ended March 31, 2018 primarily because of changes to the value of our derivative liabilities as of March 31, 2018. Our accumulated deficit increased during the three months ended March 31, 2018 by $64,386 to ($7,747,768) while our total stockholders’ deficit decreased by $811,585 to $367,542, primarily due to issuances of stock upon conversion of our convertible notes.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2018 was $88,052. Based on our current level of revenues and monthly burn rate of approximately $63,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $188,184 for the three months ended March 31, 2018, compared to $225,234 for the three months ended March 31, 2017. We use our cash for normal business operations.

Investing Activities

We had zero net cash from/used in investing activities for the three months ended March 31, 2018, and $20,000 net cash used in investing activities for the three months ended March 31, 2017. The primary reason for the difference between these periods are payments made for notes receivable during the three months ended March 31, 2017 while we made no such payments during the three months ended March 31, 2018.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2018 was $194,583, all of which was proceeds from convertible notes payable, compared to $252,750 for the three months ended March 31, 2017, all of which was proceeds from notes payable, convertible notes payable, warrants and the exercise of warrants.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as discussed below, we have not issued unregistered securities during the period covered by this report:

Convertible Notes

We issued the following promissory notes, during the three months ended March 31, 2018, which are convertible into shares of our common stock as described below:

Unsecured Convertible Promissory Note issued to Auctus Fund, LLC on 2/1/18, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	$ 110,000
Unsecured Convertible Promissory Note, issued to Adar Bays, LLC on 02/02/18, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	42,500
Unsecured Convertible Promissory Note, issued to Power Up Lending Group Ltd. on 1/2/18, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest two trading prices in the last 15 days trading price	35,000

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

Grey Cloak Tech, Inc.

Dated: July 12, 2018	/s/ Patrick Stiles
By: Patrick Stiles
Its: Chief Executive Officer