Form 10-Q/A
period 2018-03-31
GREY CLOAK TECH INC.
filed 2018-07-13
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on July 12, 2018 for the quarter ended March 31, 2018 (the “Form 10-Q”), is to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T. Except for the matters described above, this Amendment No. 1 on Form 10-Q/ A does not modify or update disclosures in, or exhibits to, the Form 10-Q. This Form 10-Q/ A speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

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