Form 10-Q
period 2018-06-30
GREY CLOAK TECH INC.
filed 2018-09-11
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of September 5, 2018, there were 2,246,434 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

 GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$24,019	$81,653
Accounts receivable	—	16,000
Inventory	28,918	48,466
Prepaid expenses	5,000	—
Note receivable	79,295	79,295
Accrued interest receivable	3,163	1,590
Total current assets	140,395	227,004

Fixed assets, net of accumulated depreciation of $1,582 and $1,121, respectively	1,188	1,650
Website, net of accumulated amortization of $2,800 and $4,002, respectively	—	50,457
Trademarks	1,650	1,650
Deposit	1,500	—
Goodwill	841,982	841,982
Total other assets	846,320	895,739

TOTAL ASSETS	$986,715	$1,122,743

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$45,251	$67,364
Accounts payable - related party	33,421	4,000
Accrued payroll and taxes	7,188	—
Notes payable - related party	59,958	59,810
Convertible debt, net of discount of $195,187 and $305,396, respectively	492,910	316,781
Convertible debt - related party, net of discount of $8,871 and $23,871, respectively	21,129	6,129
Accrued interest payable	51,430	24,059
Accrued interest payable - related party	1,903	1,159
Derivative liabilities	1,040,786	1,822,568
Total current and total liabilities	1,753,976	2,301,870

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized, 1,333,334 and 1,333,334 shares issued and outstanding, respectively	1,333	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,876,051 and 898,422 shares issued and outstanding, respectively	1,876	898
Additional paid-in capital	7,377,017	6,502,024
Accumulated deficit	(8,147,487)	(7,683,382)
Total stockholders' deficit	(767,261)	(1,179,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$986,715	$1,122,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,

	2018	2017	2018	2017

REVENUE	$31,060	$37,500	$50,916	$79,500

COST OF REVENUE	10,888	14,659	25,587	17,659

GROSS PROFIT	20,172	22,841	25,329	61,841

OPERATING EXPENSES
General and administrative	94,709	118,879	208,382	450,649
General and administrative - related party	66,105	52,500	184,496	109,000

Total operating expenses	160,814	171,379	392,878	559,649

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(203,182)	(285,591)	(611,279)	(1,558,084)
Interest expense - related party	(374)	(289)	(744)	(585)
Change in fair value on derivative	(62,472)	426,415	1,034,997	1,603,288
Loss on extinguishment of debt	—	(123,476)	(526,481)	(176,453)
Gain on sale of asset	6,951	—	6,951	—

Total other income (expense)	(259,077)	17,059	(96,556)	(131,834)

Net loss before income tax provision	(399,719)	(131,479)	(464,105)	(629,642)

Income tax provision	—	—	—	—

NET LOSS	$(399,719)	$(131,479)	$(464,105)	$(629,642)

Loss per share - basic and diluted	$(0.21)	$(1.38)	$(0.28)	$(7.37)

Weighted average number of shares outstanding - basic and diluted	1,876,051	95,205	1,669,088	85,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	FOR THE SIX MONTHS
	ENDED
	JUNE 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(464,105)	$(629,642)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,870	730
Non-cash fees including penalties		89,709
Non-cash interest	592,385	1,526,046
Change in fair value on derivative liability	(1,034,997)	(1,603,288)
Loss on extinguishment of debt	526,481	176,453
Gain on sale of asset	(6,951)	—
Changes in operating assets and liabilities:
Accounts receivable	16,000	14,500
Inventory	19,548	—
Prepaid expenses	(5,000)	2,185
Accrued interest receivable	(1,573)	—
Deposits	(1,500)	—
Accounts payable	(22,113)	35,554
Accounts payable - related party	29,421	4,000
Accrued payroll and taxes	7,188	5,829
Accrued interest payable	34,385	22,014
Accrued interest payable - related party	744	585
Net Cash used in Operating Activities	(302,217)	(355,325)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(1,189)
Cash received from sale of asset	50,000	—
Payments of note receivable	—	(33,000)
Cash flows provided by (used in) Investing Activities:	50,000	(34,189)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,
net of discount of $32,917 and $42,000, respectively	194,583	590,250
Payments for repayment of convertible debt	—	(186,250)
Payments for repayment of notes payable - related party	—	(5,000)
Net Cash provided by Financing Activities	194,583	399,000

Increase (decrease) in cash	(57,634)	9,486
Cash at beginning of period	81,653	24,102
Cash at end of period	$24,019	$33,588

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$—
Conversion of debt for shares of common stock	$161,580	$590,597
Common stock issued in connection with debt conversion	$875,971	$—
Preferred stock issued for acquisition	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2017 filed with the SEC on June 8, 2018.

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

JUNE 30, 2018

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

Concentration

There is no concentration of revenue for the six months ended June 30, 2018. One customer accounted for 100% of total revenue earned during the six months ended June 30, 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

JUNE 30, 2018

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2018	$1,822,568
Issued during the six months ended June 30, 2018	415,699
Change in fair value recognized in operations	(1,034,997)
Converted during the six months ended June 30, 2018	(162,484)
Balance, June 30, 2018	$1,040,786

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

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ending June 30, 2018, the Company recognized a loss on extinguishment of $526,481 from the conversion of convertible debt with a bifurcated conversion option.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2018 of $8,147,487. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 4 – RELATED PARTY

For the six months ended June 30, 2018 and 2017, the Company had expenses totaling $57,000 and $52,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2018, there was no accounts payable – related party. As of June 30, 2018, there was accrued interest payable of $909 due to an officer and director.

For the six months ended June 30, 2018 and 2017, the Company had expenses totaling $42,000 and $57,000 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2018, there was $15,000 in accounts payable – related party. As of June 30, 2018, there was convertible debt of $30,000 and accrued interest payable of $994 due to an officer and director.

For the six months ended June 30, 2018 and 2017, the Company had expenses totaling $65,496 and $0, respectively, to an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of March 31, 2018, there was $18,421 in accounts payable – related party.

For the six months ended June 30, 2018 and 2017, the Company had expenses totaling $20,000 and $0, respectively, to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of June 30, 2018, there was $0 in accounts payable – related party.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of June 30, 2018, the Company had the following:

Unsecured convertible debt, due 10/17/18, 5% interest, converts at a 50% discount to market price based on the last 3 days trading price	$30,000
Less: Discount	(8,871)
TOTAL	$21,129

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 6 – NOTES PAYABLE – RELATED PARTY

As of June 30, 2018, the Company had the following:

Unsecured debt with shareholders of the Company, due 08/20/18, 15% interest, interest due quarterly, convertible into shares of Eqova	$60,000
Less: Discount	(42)
TOTAL	$59,958

NOTE 7 – CONVERTIBLE DEBT

As of June 30, 2018, the Company had the following:

Unsecured convertible debt, due 08/24/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	$110,000
Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 10/04/18, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	42,500
Unsecured convertible debt, may borrow up to $300,000, due 10/04/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	30,000
Unsecured convertible debt, may borrow up to $300,000, due 11/09/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	45,000
Unsecured convertible debt, may borrow up to $300,000, due 01/08/19, 8% interest, converts at a 30% discount to market price based on the last 20 days trading price	40,000
Unsecured convertible debt, due 08/17/17, 12% interest, converts at a 45% discount to market price based on the last 20 days trading price	9,500
Unsecured convertible debt, due 01/23/18, 8% interest, converts at the lower of $0.04 or a 40% discount to market price based on the last 20 days trading price	17,000
Unsecured convertible debt, due 10/26/18, 8% interest, converts at a 45% discount to market price based on the last 20 days trading price	10,000
Unsecured convertible debt, due 06/26/18, 9% interest, converts at a 42% discount to market price based on the last 15 days trading price	27,137

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 50% discount to market price based on the last 20 days trading price	66,000
Unsecured convertible debt, due 06/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	46,210
Unsecured convertible debt, due 07/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	43,000
Unsecured convertible debt, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	35,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	688,097
Less: Discount	(195,187)
TOTAL	$492,910

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

The shareholder of the Company approved a reverse stock split at a ratio of between 1-for-100 and 1-for 250. The Company received approval from FINRA for a reverse stock split of 1-for-250 pending the filing of this 10-Q. The reverse stock split was effective as of July 23, 2018.

GREY CLOAK TECH INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Common Share Issuances

During the six months ended June 30, 2018, the Company issued a total of 977,629 shares post-split (244,407,173 shares pre-split) of common stock for the conversion of debt totaling $161,580 including interest of $7,014 and fees of $18,415 and loss on settlement of debt of $526,481.

Warrant Issuances

As of June 30, 2018, there were 43,585 warrants post-split (10,896,250 warrants pre-split) outstanding, of which 11,585 warrants post-split (2,896,250 warrants pre-split) are fully vested.

NOTE 9 – BUSINESS SEGMENT INFORMATION

As of October 17, 2017, the Company operated in two reportable segments (Advertising and CBD) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the six months ended June 30, 2018.

	CONSOLIDATED	ADVERTISING	CBD	CORPORATE
Revenue	50,916	—	50,916	—
Cost of Revenue	25,587	6,114	19,473	—
Long-lived Assets	845,132	—	845,132	—
Loss Before Income Tax	(464,105)	(6,114)	(67,641)	(390,350)
Identifiable Assets	141,583	98,570	43,013	—
Depreciation and Amortization	4,769	464	4,305	—

The following table present selected financial information about the Company’s reportable segments for the three months ended June 30, 2018.

	CONSOLIDATED	ADVERTISING	CBD	CORPORATE
Revenue	31,060	—	31,060	—
Cost of Revenue	10,888	114	10,774	—
Long-lived Assets	845,132	—	845,132	—
Loss Before Income Tax	(399,719)	(114)	(56,485)	(343,120)
Identifiable Assets	141,583	98,570	43,013	—
Depreciation and Amortization	—	—	—	—

NOTE 10 – SALE OF ASSET

On June 8, 2018, the Company sold its website, CBD.co, to a third party for $50,000. The Company recorded a gain on the sale of $6,951.

NOTE 11 – SUBSEQUENT EVENTS

During the two-month period ending August 31, 2018, the Company issued a total of 370,363 shares post-split for the conversion of debt totaling $19,307 including fees of $500.

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

Summary Overview

We were formed in December 2014 and, therefore, have a relatively short operating history. We had revenues of approximately $128,105 in the year ended December 31, 2017, 94% of which was from a single customer. We had revenues of approximately $50,916 in the six-month period ended June 30, 2018, but no revenue from the same customer. In December 2017, we ended our relationship with this customer and have shifted our focus from software services to medically-focused CBD hemp oil products.

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

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focused on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Initial revenues of our hemp oil products from the acquisition of Eqova through December 31, 2017 and for the six months ended June 30, 2018 were $7,605 and $50,916, respectively.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the period ended June 30, 2018, we have incurred accumulated net losses of $8,147,487. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Introduction

We had revenues of $31,060 for the three months ended June 30, 2018, compared to $37,500 for the three months ended June 30, 2017. Our operating expenses were $160,814 for the three months ended June 30, 2018, compared to $171,379 for the three months ended June 30, 2017, a decrease of $10,565, or approximately 6%.

We had revenues of $50,916 for the six months ended June 30, 2018, compared to $79,500 for the six months ended June 30, 2017. Our operating expenses were $392,878 for the six months ended June 30, 2018, compared to $559,649 for the six months ended June 30, 2017, a decrease of $166,771, or approximately 30%.

Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months	Three Months		Six Months	Six Months
	June 30,	June 30,	Increase/	June 30,	June 30,	Increase /
	2018	2017	(Decrease)	2018	2017	(Decrease)

Revenue	$31,060	$37,500	$(6,440)	$50,916	$79,500	$(28,584)

Operating expenses:
Direct cost of revenue	10,888	14,659	(3,771)	25,587	17,659	7,928
General and administrative	94,709	118,879	(24,170)	208,382	450,649	(242,267)
General and administrative - related party	66,105	52,500	13,605	184,496	109,000	75,496
Total operating expenses	160,814	171,379	(10,565)	392,878	559,649	(166,771)

Net operating loss	(140,642)	(148,538)	(7,896)	(367,549)	(497,808)	(130,259)
Other income (expense)	(259,077)	17,059	(276,136)	(96,556)	(131,834)	(35,278)

Net loss	$(399,719)	$(131,479)	$(268,240)	$(464,105)	$(629,642)	$(165,537)

Revenues

Revenues were $31,060 for the three months ended June 30, 2018, compared to $37,500 for the three months ended June 30, 2017, a decrease of $6,440, or about 17%.

Revenues were $50,916 for the six months ended June 30, 2018, compared to $79,500 for the six months ended June 30, 2017, a decrease of $28,584, or about 36%. For the six months ended June 30, 2017, nearly all of the total revenue came from a single customer. However, we received no revenue from this customer during the six months ended June 30, 2018. The decrease reflects the loss of this customer and the transition to our new business selling CBD products.

Direct Cost of Revenue

Direct cost of revenue expenses was $10,888 for the three months ended June 30, 2018, compared to $14,659 for the three months ended June 30, 2017.

Direct cost of revenue expenses was $25,587 for the six months ended June 30, 2018, compared to $17,659 for the six months ended June 30, 2017.

General and Administrative

General and administrative expenses were $94,709 for the three months ended June 30, 2018, compared to $118,879 for the three months ended June 30, 2017, a decrease of $24,170, or about 20%. General and administrative expenses – related party were $66,105 for the three months ended June 30, 2018, compared to $52,500 for the three months ended June 30, 2017, an increase of $13,605, or about 26%.

General and administrative expenses were $208,382 for the six months ended June 30, 2018, compared to $450,649 for the six months ended June 30, 2017, a decrease of $242,267, or about 54%. General and administrative expenses – related party were $184,496 for the six months ended June 30, 2018, compared to $109,000 for the six months ended June 30, 2017, an increase of $75,496, or about 69%.

Operating Loss

Net operating loss was $140,642 for the three months ended June 30, 2018, compared to $148,538 for the three months ended June 30, 2017, a decrease of $7,896. Net operating loss decreased, as set forth above, primarily due to a decrease in general and administrative expenses.

Net operating loss was $367,549 for the six months ended June 30, 2018, compared to $497,808 for the six months ended June 30, 2017, a decrease of $130,259. Net operating loss decreased, as set forth above, primarily due to an increase in general and administrative expenses.

Other Income (Expense)

Other expense was $(259,077) for the three months ended June 30, 2018, compared to other income of $17,059 for the three months ended June 30, 2017, a decrease of $276,136.

Other expense was $(96,556) for the six months ended June 30, 2018, compared to other expense of $(131,834) for the six months ended June 30, 2017, a decrease of $35,278.

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

Net Loss

Net loss was $(399,719) for the three months ended June 30, 2018, or $(0.21) per share, compared to $(131,479) for the three months ended June 30, 2017, or $(1.38) per share, an increase of $268,240. Net loss increased, as set forth above, primarily due to a change in the fair value on derivative offset by an increase in interest expense from new debt issuances and an increase in general and administrative expenses.

Net loss was $(464,105) for the six months ended June 30, 2018, or $(0.28) per share, compared to $(629,642) for the six months ended June 30, 2017, or $(7.37) per share, a decrease of $165,537. Net loss increased, as set forth above, primarily due to an increase in general and administrative expenses and interest expense from new debt issuances, offset by a change in the fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2018, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of June 30, 2018 was $24,019, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2017 was approximately $63,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and December 31, 2017, respectively, are as follows:

	June 30	December 31,	Increase/
	2018	2017	(Decrease)

Cash	$24,019	$81,653	$(57,634)
Total Current Assets	140,395	227,004	(86,609)
Total Assets	986,715	1,122,743	(136,028)
Total Current and Total Liabilities	1,753,976	2,301,870	(547,894)

Our cash decreased because we had no debt or equity financing for the three months ended June 30, 2018. Our total current assets decreased primarily because of lower cash, inventory and accounts receivable as of June 30, 2018. Our total current liabilities decreased during the six months ended June 30, 2018 primarily because of changes to the value of our derivative liabilities as of June 30, 2018. Our accumulated deficit increased during the six months ended June 30, 2018 by $464,105 to ($8,147,487) while our total stockholders’ deficit increased by $411,866 to $(767,261), primarily due to issuances of stock upon conversion of our convertible notes.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2018 was $24,019. Based on our current level of revenues and monthly burn rate of approximately $63,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(302,217) for the six months ended June 30, 2018, compared to $(355,325) for the six months ended June 30, 2017. For the six months ended June 30, 2018, the net cash used in operating activities consisted primarily of our net loss of $(464,105), the increase in the fair value of our derivative liabilities of $1,034,997 and a decrease in accounts payable of $22,113, offset primarily by non-cash amortization of debt discount of $592,385 and increases in accrued liabilities, notes payable and convertible notes. For the six months ended June 30, 2017, the net cash used in operating activities consisted primarily of our net loss of $(629,642) and an increase in the fair value of our derivative liabilities of $1,603,288, offset by non-cash fees and decreases in accounts payable and accrued liabilities.

Investing Activities

We had $50,000 net cash provided by investing activities for the six months ended June 30, 2018, and $(34,189) net cash used in investing activities for the six months ended June 30, 2017.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2018 was $194,583, all of which was proceeds from convertible notes payable, compared to $399,000 for the six months ended June 30, 2017, all of which was proceeds from convertible notes payable, offset by payments for repayment of convertible notes and notes payable and the exercise of warrants.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as discussed below, we have not issued unregistered securities during the period covered by this report:

Convertible Notes

We issued the following promissory notes which are convertible into shares of our common stock as described below:

Unsecured Convertible Promissory Note issued to Auctus Fund, LLC on 2/1/18, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	$ 110,000
Unsecured Convertible Promissory Note, issued to Adar Bays, LLC on 2/2/18, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured Convertible Promissory Note, issued to Power Up Lending Group Ltd. on 1/2/18, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest two trading prices in the last 15 days trading price	35,000

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

Grey Cloak Tech, Inc.

Dated: September 11, 2018	/s/ Patrick Stiles
By: Patrick Stiles
Its: Chief Executive Officer