Form 10-Q
period 2018-09-30
GREY CLOAK TECH INC.
filed 2019-04-25
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-202542

GREY CLOAK TECH INC.
(Exact name of registrant as specified in its charter)

Nevada	47-2594704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6445 S. Tenaya Way, Suite B110, Las Vegas, NV	89113
(Address of principal executive offices)	(Zip Code)

(303) 357-9792
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

As of April 25, 2019, there were 121,610,085 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2018	2017
CURRENT ASSETS
Cash	$4,995	$81,653
Accounts receivable	—	16,000
Inventory	34,205	48,466
Note receivable	79,295	79,295
Accrued interest receivable	3,963	1,590
Total current assets	122,458	227,004

Fixed assets, net of accumulated depreciation of $1,582 and $1,121, respectively	957	1,650
Website, net of accumulated amortization of $2,800 and $4,002, respectively	—	50,457
Trademarks	1,650	1,650
Deposit	1,500	—
Goodwill	841,982	841,982
Total other assets	846,089	895,739

TOTAL ASSETS	$968,547	$1,122,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$45,036	$67,364
Accounts payable - related party	15,000	4,000
Notes payable	63,000	—
Notes payable - related party	—	59,810
Convertible debt, net of discount of $82,116 and $305,396, respectively	607,309	316,781
Convertible debt - related party, net of discount of $63,247 and $23,871, respectively	28,629	6,129
Accrued interest payable	68,106	24,059
Accrued interest payable - related party	1,372	1,159
Derivative liabilities	1,616,117	1,822,568
Total current and total liabilities	2,444,569	2,301,870

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
1,333,334 and 1,333,334 shares issued and outstanding, respectively	1,333	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
3,028,030 and 898,422 shares issued and outstanding, respectively	3,028	898
Additional paid-in capital	7,424,144	6,502,024
Accumulated deficit	(8,904,527)	(7,683,382)
Total stockholders' deficit	(1,476,022)	(1,179,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$968,547	$1,122,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2018	2017	2018	2017

REVENUE	$15,203	$34,500	$66,119	$114,000

COST OF REVENUE	(839)	12,000	24,748	29,659

GROSS PROFIT	16,042	22,500	41,371	84,341

OPERATING EXPENSES
General and administrative	62,053	47,925	270,435	498,574
General and administrative - related party	50,000	48,500	234,496	157,500

Total operating expenses	112,053	96,425	504,931	656,074

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(538,213)	(249,629)	(1,149,492)	(1,807,713)
Interest expense - related party	(378)	(202)	(1,122)	(787)
Change in fair value on derivative	(122,438)	(1,160,652)	912,559	442,636
Loss on extinguishment of debt	—	(35,072)	(526,481)	(211,525)
Gain on sale of asset	—	—	6,951	—

Total other income (expense)	(661,029)	(1,445,555)	(757,585)	(1,577,389)

Net loss before income tax provision	(757,040)	(1,519,480)	(1,221,145)	(2,149,122)

Income tax provision	—	—	—	—

NET LOSS	$(757,040)	$(1,519,480)	$(1,221,145)	$(2,149,122)

Loss per share - basic and diluted	$(0.40)	$(11.63)	$(0.73)	$(21.28)

Weighted average number of shares outstanding - basic and diluted	1,876,051	130,601	1,669,088	100,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	FOR THE NINE MONTHS
	ENDED
	SEPTEMBER 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,221,145)	$(2,149,122)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,101	1,194
Non-cash fees including penalties	1,177,036	97,464
Non-cash interest	19,104	1,755,834
Change in fair value on derivative liability	(912,559)	(442,636)
Loss on extinguishmnent of debt	526,481	211,525
Gain on sale of asset	(6,951)	—
Changes in operating assets and liabilities:
Accounts receivable	16,000	19,000
Inventory	14,261	—
Prepaid expenses	—	2,189
Accrued interest receivable	(2,373)	(791)
Deposits	(1,500)	—
Accounts payable	(22,328)	31,641
Accounts payable - related party	29,420	6,570
Accrued payroll and taxes	—	5,763
Accrued interest payable	51,999	42,647
Accrued interest payable - related party	213	787
Net Cash used in Operating Activities	(324,241)	(417,935)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(1,189)
Cash received from sale of asset	50,000	—
Payments of note receivable	—	(33,000)
Cash flows provided by (used in) Investing Activities:	50,000	(34,189)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,
net of discount of $32,917 and $42,000, respectively	194,583	682,750
Payments for repayment of convertible debt	—	(186,250)
Proceds from issuance of noted payable	3,000	—
Payments for repayment of notes payable - related party	—	(5,000)
Net Cash provided by Financing Activities	197,583	491,500

Increase (decrease) in cash	(76,658)	39,376
Cash at beginning of period	81,653	24,102
Cash at end of period	$4,995	$63,478

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$—
Conversion of debt for shares of common stock	$190,940	$743,936
Common stock issued in connection with debt conversion	$905,831	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet. The Company has acquired Eqova Life Sciences and is transitioning its business towards marketing and selling CBD oil products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2017 filed with the SEC on June 8, 2018.

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

SEPTEMBER 30, 2018

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

Concentration

There is no concentration of revenue for the nine months ended September 30, 2018 because the revenue was earned from multiple customers. One customer accounted for 100% of total revenue earned during the nine months ended September 30, 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

SEPTEMBER 30, 2018

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2018	$1,822,568
Issued during the nine months ended September 30, 2018	868,591
Change in fair value recognized in operations	(966,489)
Converted during the nine months ended September 30, 2018	(108,554)
Balance, September 30, 2018	$1,616,117

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ending September 30, 2018, the Company recognized a loss on extinguishment of $526,481 from the conversion of convertible debt with a bifurcated conversion option.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended September 30, 2018 of $8,904,527. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired a new company as a wholly owned subsidiary.

NOTE 4 – RELATED PARTY

For the nine months ended September 30, 2018 and 2017, the Company had expenses totaling $105,000 and $72,000, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2018, there was no accounts payable – related party. As of September 30, 2018, there was accrued interest payable of $0 due to an officer and director.

For the nine months ended September 30, 2018 and 2017, the Company had expenses totaling $42,000 and $85,500 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2018, there was $15,000 in accounts payable – related party. As of September 30, 2018, there was convertible debt of $30,000 and accrued interest payable of $1,372 due to an officer and director.

For the nine months ended September 30, 2018 and 2017, the Company had expenses totaling $65,496 and $0, respectively, to an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. During the nine months ended September 30, 2018, the Company recorded forgiveness of debt totaling $18,420. As of September 30, 2018, there was $0 in accounts payable – related party.

For the nine months ended September 30, 2018 and 2017, the Company had expenses totaling $22,000 and $0, respectively, to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of September 30, 2018, there was $0 in accounts payable – related party.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of September 30, 2018, the Company had the following:

Unsecured convertible debt, due 10/17/18, 5% interest, converts at a 50% discount to market price based on the last 3 days trading price	$30,000
Unsecured convertible debt, due 03/31/19, 10% interest, converts at a 30% discount to market price based on the last 20 days trading price	61,876

Less: Discount	(63,247)
TOTAL	$28,629

NOTE 6 – NOTES PAYABLE

As of September 30, 2018, the Company had the following:

Unsecured debt with minority shareholders of the Company, due 08/20/18, 15% interest, interest due quarterly, convertible into shares of Eqova	$60,000
Unsecured debt with minority shareholder of the Company, due 03/25/19, 10% interest, interest due quarterly	$3,000
Less: Discount	—
TOTAL	$63,000

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 7 – CONVERTIBLE DEBT

As of September 30, 2018, the Company had the following:

Unsecured convertible debt, due 08/24/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	$110,000
Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 10/04/18, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, may borrow up to $300,000, due 10/04/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	24,883
Unsecured convertible debt, may borrow up to $300,000, due 11/09/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	45,000
Unsecured convertible debt, may borrow up to $300,000, due 01/08/19, 8% interest, converts at a 30% discount to market price based on the last 20 days trading price	40,000
Unsecured convertible debt, due 08/17/17, 12% interest, converts at a 45% discount to market price based on the last 20 days trading price	9,500
Unsecured convertible debt, due 01/23/18, 8% interest, converts at the lower of $0.04 or a 40% discount to market price based on the last 20 days trading price	17,000
Unsecured convertible debt, due 10/26/18, 8% interest, converts at a 45% discount to market price based on the last 20 days trading price	10,000
Unsecured convertible debt, due 06/26/18, 9% interest, converts at a 42% discount to market price based on the last 15 days trading price	24,937
Unsecured convertible debt, due 03/31/19, 10% interest, converts at a 30% discount to market price based on the last 20 days trading price	22,250
Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 50% discount to market price based on the last 20 days trading price	66,000
Unsecured convertible debt, due 06/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	25,105
Unsecured convertible debt, due 07/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	43,000
Unsecured convertible debt, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	35,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	689,425
Less: Discount	(82,116)
TOTAL	$607,309

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company had initially authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased the authorized number of shares to 500,000,000. Also, the Company increased the authorized preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock as Series A Convertible Preferred Stock. During January 2018, the Company increased its authorized number of common shares to 1,000,000,000. During April 2018, the Company increased its authorized number of common shares to 2,500,000,000.

The shareholders of the Company approved a reverse stock split at a ratio of between 1-for-100 and 1-for 250. The Board approved and the Company received approval from FINRA for a reverse stock split of 1-for-250, which was effective as of July 23, 2018.

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

As of September 30, 2018, the preferred stock is convertible into 2,422,425 shares of common stock.

Common Share Issuances

During the nine months ended September 30, 2018, the Company issued a total of 2,129,588 shares of common stock for the conversion of debt totaling $190,940 including interest of $7,952 and fees of $18,915 and loss on settlement of debt of $526,481.

Warrant Issuances

As of September 30, 2018, there were 43,585 warrants outstanding, of which 11,585 warrants are fully vested.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 9 – ACQUISITIONS (continued)

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 10 – BUSINESS SEGMENT INFORMATION

As of October 17, 2017, the Company operated in two reportable segments (Advertising and CBD) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the nine months ended September 30, 2018.

	CONSOLIDATED	ADVERTISING	CBD	CORPORATE
Revenue	66,119	—	66,119	—
Cost of Revenue	24,748	6,258	18,490	—
Long-lived Assets	843,632	—	843,632	—
Loss Before Income Tax	(1,221,146)	(6,258)	(81,862)	(1,133,026)
Identifiable Assets	123,415	84,447	39,964	—
Depreciation and Amortization	8,101	926	7,175	—

The following table presents selected financial information about the Company’s reportable segments for the three months ended September 30, 2018.

	CONSOLIDATED	ADVERTISING	CBD	CORPORATE
Revenue	15,203	—	15,203	—
Cost of Revenue	(839)	144	(983)	—
Long-lived Assets	—	—	—	—
Loss Before Income Tax	(757,040)	(144)	(14,220)	(742,676)
Identifiable Assets	18,168	(14,123)	(4,045)	—
Depreciation and Amortization	—	—	—	—

NOTE 11 – SALE OF ASSET

On June 8, 2018, the Company sold its website, CBD.co, to a third party for $50,000. The Company recorded a gain on the sale of $6,951.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 12 – SUBSEQUENT EVENT

New Convertible Debt

On October 26, 2018, the Company entered into a convertible promissory note with an individual that is also a shareholder of the Company for a total of $10,000. The note is due on April 26, 2019 and bears interest at 10% per annum. The note is convertible into shares of common stock at a rate of the lower of 30% of the average trading price for the 3 latest trading days or $0.05[1]

Stock Issued for Conversion of Convertible Debt

During the period from October 1, 2018 through February 14, 2019, the Company issued a total of 4,423,376 shares of common stock for the conversion of debt totaling $21,829 including interest of $1,166

Stock Issued for Services

On January 28, 2019, the Company entered into a marketing and sales consulting agreement with an individual for a period of six months. The Company issued 350,000 shares of common stock as the compensation for this agreement.

Acquisition of BergaMet and the Share Exchange Agreement

On February 4, 2019, the Company entered into a Share Exchange Agreement with BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”), and the members of BergaMet, whereby the Company issued and exchanged 97,409,678 shares of its common stock for all of the outstanding equity securities of BergaMet (the “Exchange”). Through the Exchange, BergaMet became a wholly-owned subsidiary of the Company. The shares of common stock issued in the Exchange were equal to 80.1% of the Company’s outstanding common stock (post-exchange).

In connection with the Exchange, Kevin Pitts resigned as the Company’s President and Chief Executive Officer, and the Company appointed Mr. Pitts as its Chief Operating Officer. The Company appointed Sanjeev Javia to serve as its President and Chief Executive Officer and as a Director on its Board of Directors.

Note Satisfaction Agreements

Prior to the Exchange, the Company entered into a Note Satisfaction Agreement with each of Auctus Fund, Crown Bridge Partners, LLC, Power Up Lending Group Ltd., GS Capital Partners LLC, Oakmore Opportunity Fund I LP, and Adar Bays, LLC. All of these entities were holders of the Company’s convertible debt, and these Note Satisfaction Agreements terminate their convertible notes unless the Company fails to perform its payment obligations. The Company agreed to pay these note holders an aggregate of $518,485.97, plus interest. The Company paid an aggregate of $353,907.97 on or before February 15, 2019, and it will pay another $164,578 plus interest in approximately one (1) year.

Various other holders of Convertible Promissory Notes agreed to convert their notes for an aggregate of 806,015 shares of common stock prior to the Exchange. As a result of these transactions, no convertible promissory notes remain outstanding, except for those convertible notes subject to revival if the Company fails to make payments pursuant to the Note Satisfaction Agreements.

Share Conversion Agreements

All of the holders of the Company’s Series A Convertible Preferred Stock (the “Preferred Holders”) entered into a Preferred Stock Conversion Agreement. Pursuant to the Conversion Agreements, the Preferred Holders converted their shares of preferred stock into common stock, effective as of the Exchange. As a result, no shares of the Company’s Series A Convertible Preferred Stock are outstanding. An aggregate of 10,860,012 shares of common stock were issued to the Preferred Holders. The Preferred Holders agreed to convert each share of Series A Convertible Preferred Stock into eighteen (18) shares of common stock and agreed to retire a total of 467,057 shares of Series A Convertible Preferred Stock. The Company cancelled the retired shares.

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

Summary Overview

We were formed in December 2014 and, therefore, have a relatively short operating history. We had revenues of approximately $128,105 in the year ended December 31, 2017, 94% of which was from a single customer. We had revenues of approximately $66,119 in the nine-month period ended September 30, 2018, but no revenue from the same customer. In December 2017, we ended our relationship with this customer and have shifted our focus from software services to medically-focused CBD hemp oil products.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation (“Eqova”), through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova.

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focused on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Initial revenues of our hemp oil products from the acquisition of Eqova through December 31, 2017 and for the nine months ended September 30, 2018 were $7,605 and $66,119, respectively.

Acquisition of BergaMet NA, LLC

On February 4, 2019, we issued and exchanged 97,409,678 shares of our common stock for all of the outstanding equity securities of BergaMet, NA, LLC (“BergaMet”). Through this exchange of securities (the “Exchange”), BergaMet is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange are equal to 80.1% of our outstanding common stock immediately following the Exchange.

Through the Exchange, we were able to secure funds in BergaMet to pay off some debt and provide capital for operations. We paid an aggregate of $353,908 and will pay another $164,578 in approximately one (1) year to retire convertible debt. Prior to the exchange, we also entered into agreements with other holders of convertible debt to convert their notes for an aggregate of 806,015 shares of common stock. We also entered into conversion agreements with the holders of our Series A Convertible Preferred Stock whereby all of the outstanding preferred stock was converted for an aggregate of 15,592,986 shares of common stock. The conversion and repayment of the preferred stock and convertible debt have greatly improved our capitalization structure.

The acquisition of BergaMet has been extremely beneficial to the Company. In addition to paying off our convertible debt, we are now able to better position ourselves in the market. BergaMet is an established company that was already generating revenues when we acquired it. BergaMet also has unique products that will fit nicely with our existing business. We will continue to operate our CBD line, but we now plan on expanding our product line to other nutraceuticals. We expect that the revenues from BergaMet will greatly improve our future financial position.

In addition, we expanded our management team by bringing in Sanjeev Javia as our new Chief Executive Officer and Director. He has over three decades of knowledge in the nutraceutical market and established relationships that we believe will prove valuable in growing the Company.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the period ended September 30, 2018, we have incurred accumulated net losses of $8,904,527. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Introduction

We had revenues of $15,203 for the three months ended September 30, 2018, compared to $34,500 for the three months ended September 30, 2017. Our operating expenses were $112,053 for the three months ended September 30, 2018, compared to $96,425 for the three months ended September 30, 2017, an increase of $15,628, or approximately 16%.

We had revenues of $66,119 for the nine months ended September 30, 2018, compared to $114,000 for the nine months ended September 30, 2017. Our operating expenses were $504,931 for the nine months ended September 30, 2018, compared to $656,074 for the nine months ended September 30, 2017, a decrease of $151,143, or approximately 23%.

Our operating expenses consisted mostly of general and administrative expenses, including general and administrative expenses to a related party.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months	Three Months		Nine Months	Nine Months
	Sept. 30,	Sept. 30,	Increase/	Sept. 30,	Sept. 30,	Increase /
	2018	2017	(Decrease)	2018	2017	(Decrease)

Revenue	$15,203	$34,500	$(19,297)	$66,119	$114,000	$(47,881)

Operating expenses:
Direct cost of revenue	(839)	12,000	(12,839)	24,748	29,659	(4,911)
General and administrative	62,053	47,925	14,128	270,435	498,574	(228,139)
General and administrative - related party	50,000	48,500	1,500	234,496	157,500	76,996
Total operating expenses	112,053	96,425	15,628	504,931	656,074	(151,143)

Net operating loss	(96,011)	(73,925)	(22,086)	(463,560)	(571,733)	108,173
Other income (expense)	(661,029)	(1,445,555)	784,526	(757,585)	(1,577,389)	819,804

Net loss	$(757,040)	$(1,519,480)	$762,440	$(1,221,145)	$(2,149,122)	$927,977

Revenues

Revenues were $15,203 for the three months ended September 30, 2018, compared to $34,500 for the three months ended September 30, 2017, a decrease of $19,297, or about 56%.

Revenues were $66,119 for the nine months ended September 30, 2018, compared to $114,000 for the nine months ended September 30, 2017, a decrease of $47,881, or about 42%. For the nine months ended September 30, 2017, nearly all of the total revenue came from a single customer. However, we received no revenue from this customer during the nine months ended September 30, 2018. The decrease reflects the loss of this customer and the transition to our new business selling CBD products.

Direct Cost of Revenue

Direct cost of revenue expenses was ($839) for the three months ended September 30, 2018, compared to $12,000 for the three months ended September 30, 2017.

Direct cost of revenue expenses was $24,748 for the nine months ended September 30, 2018, compared to $29,659 for the nine months ended September 30, 2017.

General and Administrative

General and administrative expenses were $62,053 for the three months ended September 30, 2018, compared to $47,925 for the three months ended September 30, 2017, an increase of $14,128, or about 30%. General and administrative expenses – related party were $50,000 for the three months ended September 30, 2018, compared to $48,500 for the three months ended September 30, 2017, an increase of $1,500, or about 3%.

General and administrative expenses were $270,435 for the nine months ended September 30, 2018, compared to $498,574 for the nine months ended September 30, 2017, a decrease of $228,139, or about 46%. General and administrative expenses – related party were $234,496 for the nine months ended September 30, 2018, compared to $157,500 for the nine months ended September 30, 2017, an increase of $76,996, or about 49%.

Operating Loss

Net operating loss was $96,011 for the three months ended September 30, 2018, compared to $73,925 for the three months ended September 30, 2017, an increase of $22,086. Net operating loss increased, as set forth above, primarily due to a decrease in revenues and an increase in general and administrative expenses. The Company had a decline in revenue during the three months ended due to natural fluctuations in the business, as this is still a relatively new business. The increase in general and administrative expenses is mainly for the costs associated with being a public company.

Net operating loss was $463,560 for the nine months ended September 30, 2018, compared to $571,733 for the nine months ended September 30, 2017, a decrease of $108,173. Net operating loss increased, as set forth above, primarily due to a decrease in general and administrative expenses, offset by a decline in revenues.

Other Income (Expense)

Other expense was $(661,029) for the three months ended September 30, 2018, compared to other expense of ($1,445,555) for the three months ended September 30, 2017, an increase of $784,526.

Other expense was $(757,585) for the nine months ended September 30, 2018, compared to other expense of $(1,577,389) for the nine months ended September 30, 2017, a decrease of $819,804.

Other expense consisted of interest expense, net of interest income. Other income (expense) for both periods consisted primarily of a change in fair value on derivative and loss on extinguishment of debt offset by interest expense, net of interest income.

The increase in interest expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is attributable primarily to new debt issuances. The decrease in interest expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is attributable to debt conversions and reduction in debt. The change in the fair value of the Company’s derivative liabilities from period to period is the primary factor in the changes of other income (expense) from period to period. Fair value of derivative liabilities changes from period to period primarily due to natural fluctuations in the assumptions used for the calculation.

Net Loss

Net loss was $(757,040) for the three months ended September 30, 2018, or $(0.40) per share, compared to $(1,519,480) for the three months ended September 30, 2017, or $(11.63) per share, a decrease of $762,440. Net loss decreased, as set forth above, primarily due to a decrease in the loss from changes in the fair value of derivative liabilities and a decrease in revenues, offset by an increase in interest expense and a slight increase in general and administrative expenses.

Net loss was $(1,221,145) for the nine months ended September 30, 2018, or $(0.73) per share, compared to $(2,149,122) for the nine months ended September 30, 2017, or $(21.28) per share, a decrease of $927,977. Net loss decreased, as set forth above, primarily due to a decrease in the loss from changes in the fair value of derivative liabilities, a decrease in operating expenses and a decrease interest expense, offset by a decrease in revenues.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2018, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of September 30, 2018 was $4,995, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2018 was approximately $63,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30	December 31,	Increase/
	2018	2017	(Decrease)

Cash	$4,995	$81,653	$(76,658)
Total Current Assets	122,458	227,004	(104,546)
Total Assets	968,547	1,122,743	(154,196)
Total Current and Total Liabilities	2,444,569	2,301,870	142,699

Our cash decreased because we had some debt or equity financing for the three months ended September 30, 2018. Our total current assets decreased primarily because of lower cash, inventory and accounts receivable as of September 30, 2018. Our total current liabilities increased during the nine months ended September 30, 2018 primarily because of additional convertible debt and notes payable at the end of the period, offset by a decrease in the value of our derivative liabilities as of September 30, 2018. Our accumulated deficit increased during the nine months ended September 30, 2018 by $1,221,145 to ($8,904,527) while our total stockholders’ deficit increased by $296,895 to $(1,476,022), primarily due to issuances of stock upon conversion of our convertible notes.

Following the Exchange, BergaMet had sufficient funds to pay off $353,908 of our convertible debt. With BergaMet, we have additional funds that will help us sustain operations for the next few months. Nevertheless, in order to maintain operations, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2018 was $4,995. Based on our current level of revenues and monthly burn rate of approximately $63,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(324,241) for the nine months ended September 30, 2018, compared to $(417,935) for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the net cash used in operating activities consisted of $324,241.For the nine months ended September 30, 2017, the net cash used in operating activities consisted primarily of 417,935. For the nine months ended September 30, 2018, the Company had non-cash fees including penalties of $724,143 which was an increase of $626,679 from the same period in 2017. The loss on extinguishment of debt was $526,481 for the nine months ended September 30, 2018 as compared to $211,525 for the same period in 2017.

Investing Activities

We had $50,000 net cash provided by investing activities for the nine months ended September 30, 2018, and $(34,189) net cash used in investing activities for the nine months ended September 30, 2017. The $50,000 consisted of cash received upon the sale of the Company’s website, CBD.co.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2018 was $197,583, which consisted primarily of proceeds from convertible notes payable of $194,583, compared to $491,500 for the nine months ended September 30, 2017, all of which was proceeds from convertible notes payable, offset by payments for repayment of convertible notes and notes payable.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended September 30, 2018.

On June 27, 2018, the Company effected a 1-for-250 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. Accordingly, we issued 64 shares of common stock in the Reverse Stock Split to avoid the issuance of fractional shares.

Convertible Debt

We issued the following promissory notes which are convertible into shares of our common stock as described below:

On September 30, 2018, we received proceeds of $61,367 upon the issuance of a 10% interest bearing, unsecured convertible promissory note maturing on March 30, 2019. The note was issued to William Bossung and is convertible at 30% of the average of the trading price of our common stock in the three (3) trading days prior to the conversion date. On February 4, 2019, the note was replaced by a new, 4% interest bearing, unsecured promissory note maturing February 4, 2020 in the principal amount of $61,876. The new note is not convertible.

All of the issuances of securities above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)       Exhibits

Exhibit Number	Name and/or Identification of Exhibit

10.1	Unsecured Convertible Promissory Note, dated September 30, 2018, issued to William Bossung

10.2	Unsecured Promissory Note, dated February 4, 2019, issued to William Bossung

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech, Inc.

Dated: April 25, 2019	/s/ William Bossung
By: William Bossung
Its: Chief Financial Officer