Form 10-K
period 2018-12-31
GREY CLOAK TECH INC.
filed 2020-04-01
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Grey Cloak Tech Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-2594704 (I.R.S. Employer Identification No.)
10300 W. Charleston Las Vegas, NV (Address of principal executive offices)	89135 (Zip Code)

Registrant’s telephone number, including area code (702) 201-6450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None		None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as December 18, 2019 was $942,848, based on the last sale price of $0.03 on June 30, 2019.

As of December 18, 2019, there were 121,610,085[1] shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

GREY CLOAK TECH INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on December 19, 2014 in the State of Nevada. Historically, we provided cloud based software to detect advertising fraud on the internet. We abandoned this business in early 2018.

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation (“Eqova”). Eqova is a wholly-owned subsidiary through which we conduct our hemp oil product business.

On February 4, 2019, we acquired BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”). BergaMet is a wholly-owned subsidiary through which we conduct our nutraceuticals business.

Overview

Beginning with the acquisition of Eqova, we began to transition away from our software services business and shifted our focus to new lines of business. Eqova is focused on the production and sale of hemp oil products through the medical practitioner market.

The addition of BergaMet, an established company that was already generating revenues when we acquired it, has added unique products that will fit nicely with our existing business. We now plan on expanding our product line to other nutraceuticals.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova.

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients.

BergaMet NA, LLC

On February 4, 2019, we issued and exchanged shares of our common stock for all of the outstanding equity securities of BergaMet.

Through the exchange, we were able to secure funds in BergaMet to pay off debt and provide capital for operations. We paid an aggregate of $353,908 and will pay another $164,578 in approximately one (1) year to retire convertible debt. Prior to the exchange, we also entered into agreements with other holders of convertible debt to convert their notes for an aggregate of 806,015 shares of common stock. We also entered into conversion agreements with the holders of our Series A Convertible Preferred Stock whereby all of the outstanding preferred stock was converted for an aggregate of 15,592,986 shares of common stock. The conversion and repayment of the preferred stock and convertible debt have greatly improved our capitalization structure.

The acquisition of BergaMet has been extremely beneficial to us. In addition to paying off our convertible debt, we are now able to better position ourselves in the market. BergaMet is an established company that was already generating revenues when we acquired it. BergaMet also has unique products that will fit nicely with our existing business. We now plan on expanding our product line to other nutraceuticals.

Discontinued Software Enterprise Platform Services

Our prior business, until discontinued, was providing software enterprise platform services. During the year ended December 31, 2017, we sold and marketed a cloud based software to detect advertising fraud on the internet. We had revenues of approximately $128,105 in the year ended December 31, 2017, 100% of which was for these software services and came from a single customer, Take5. In March 2018, we received the last payment from this customer, and discontinued this business to shift our focus solely to sales of our hemp oil and nutraceutical products.

The Market

Bergamot

BergaMet, LLC holds the rights to distribute BergaMet products in the United States and Mexico.

Bergamot, or citrus bergamia, is a rare citrus fruit native to the Calabrian region of Southern Italy. Due to sensitivity to the weather and soil conditions, this region accounts for 80 percent of the worldwide production of bergamot. This superfruit has been used for decades in the Calabrian regions for its beneficial effects in promoting overall health - particularly, in support of cholesterol, cardiovascular, and metabolic health[2]. Citrus bergamot contains five unique antioxidant polyphenols in unusually concentrated amounts, which help protect your body’s trillions of cells from free radical damage. The juice and albedo of bergamot has a unique profile of flavanoid and glycosides, such as neoeriocitrin, neohesperidin, naringin, rutin, neodesmin, rhoifolin, and poncirin. Naringin has been shown to be beneficial in animal models of atherosclerosis, while neoeriocitrin and rutin have been found to exhibit a strong capacity to prevent LDL from oxidation. Importantly, bergamot juice is rich in brutieridine and melitidine with an ability to inhibit HMG-CoA reductase, which inhibits the liver’s ability to produce LDL, resulting in reduced cholesterol levels in liver cells.

[2] These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

BergaMet sells its bergamot products in capsule form on its website and on distribution sites such as Amazon.

Hemp Oil and CBD Market

Eqova and our hemp oil products are tailored primarily to the medical practitioner market. We believe this market is underserved and that other companies are unable to provide products that match the quality and consistent servings/dosage of our products.

Bergamot Products

Our bergamot products are sold in capsule form under the following product labels:

•	BergaMet Pro+
•	BergaMet Mega+O
•	BergaMet HerHeart
•	BergaMet Cholesterol Command
•	BergaMet Sport
•	BergaMet Ultimate Femme
•	BergaMet Ultimate Sport
•	BergaMet Ultimate Memory

Hemp Oil Products

Eqova develops clinical grade hemp oil products, sold primarily to licensed medical practitioners for use with their patients.

We produce and offer the following products:

•	CannaBio Salve – most often used to provide relief to tight or sore muscles and minor skin irritations, this product contains full spectrum hemp oil, menthol and essential oils.
•	CannaBio x25 (gel cap and liquid) – provides a daily serving of full spectrum hemp oil and often used to target patients’ GI tract.
•	CannaBio MuscleCalm – a topical rub with soothing amounts of menthol, most often used to provide relief to tight or sore muscles.
•	CannaBio Optimized – a liquid liposomal full spectrum hemp oil product designed to be fat soluble for a high degree of bioavailability.
•	CannaBio Pets – designed and marketed to provide relief to anxious, aging or inflamed pets.[3]

Eqova’s products are created using full spectrum hemp oil and other ingredients to achieve standardized dosing. These formulations combine the powerful benefits of cannabinoids in standardized products, which are intended to be distributed to patients under the care of licensed health practitioners. All Eqova products are carefully researched. We require our manufacturers to make our products in cGMP-compliant labs located in the United States.

[3] These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

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

Governmental Controls, Approval and Licensing Requirements

Federal laws related to the advertising, distribution and sale of health supplements.

We expect that the formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of our vitamin and nutritional supplement products will be subject to regulation by one or more federal agencies, primarily the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), and to a lesser extent the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture, and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and the FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution, and sale of food, including dietary supplements and over-the-counter (“OTC”) drugs. The FTC regulates the advertising of these products. The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDCA to the FTC or the FDA for further action, as appropriate.

Most of the nutritional supplement products that we plan to sell are classified as dietary supplements. The FDA’s revision of nutrition labeling requirements also affects the nutrition labeling of certain dietary supplements.  Our affected manufacturers may have to revise labels on some of their dietary supplements in the next two years. Moreover, these manufacturers may need to reformulate their products to maintain eligibility for certain marketing claims.

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the FDCA. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as “food additives” and allows the use of statements of nutritional support on product labels and in labeling. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a “new dietary ingredient” (“NDI”) premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. The FDA has issued final regulations under DSHEA.

As required by Section 113(b) of the Food Safety Modernization Act, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. Industry strongly objected to several aspects of the draft guidance. In 2016, the FDA issued revised draft guidance on what constitutes an NDI and NDI notification requirements. Regardless of whether the FDA finalizes this draft guidance, the FDA has recently acted more aggressively to remove ingredients from the market that the FDA views as unlawful dietary ingredients. This trend, if it continues, may limit the dietary supplement market. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.

The FDA issued a Final Rule on GMPs for dietary supplements on June 22, 2007. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a “scientifically valid system” for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping. We have reviewed the GMPs and have taken steps to ensure compliance. While we believe we are in compliance, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

On December 22, 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which went into effect on December 22, 2007. The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

All states regulate foods and drugs under laws that generally parallel federal statutes. We are also subject to state consumer health and safety regulations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). Violation of Proposition 65 may result in substantial monetary penalties and compliance with Proposition 65 is a major focus. Contemplated changes in the Proposition 65 labeling requirements could potentially lead to substantial costs. Current legislation in Massachusetts regarding restrictions on weight loss and sports nutrition products could also impact the marketing of dietary supplements generally. Further, state attorneys general have pressured industry to adopt DNA testing for herbal-based products to assure plant identity, and have taken other actions relating to dietary ingredient status. It is uncertain whether these efforts will have a material impact on the dietary supplement market.

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

Notwithstanding the CSA, thirty-three (33) U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Ten (10) of these states and the District of Columbia have legalized cannabis/marijuana for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

Local, state, federal, and international hemp and cannabis/marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that cannabinoid-related regulations may be enacted in the future that will be directly applicable to our business. It is also possible that the federal government will begin strictly enforcing existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. However, our work in hemp would continue since hemp research, development, and commercialization activities are permitted under applicable federal and state laws, rules, and regulations. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair our revenue and profit, and it could even force us to cease manufacturing our products. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

Until such time as the federal government reclassifies marijuana from a Schedule 1 narcotic, we do not intend to pursue any involvement in the marijuana business. At this time, we intend to continue only in the federally legal hemp product business. When Congress approved the 2018 Farm Bill, it defined hemp as an agricultural product and differentiated it from marijuana. This means hemp is not a controlled substance, and may be more broadly cultivated. Hemp-derived products may now be transferred across state lines for commercial purposes. The new law also allows for the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. There are several restrictions that apply to those who cultivate hemp and produce hemp-derived products. Key among these restrictions is that hemp cannot contain more than 0.3 percent THC.

While the 2018 Farm Bill legalized the cultivation of hemp and removed hemp-derived substances from Schedule 1 of the CSA, it does not legalize CBD generally. The FDA and DOJ continue to exercise control over CBD and there is still some lack of clarity as to exactly how CBD will be regulated going forward.

CBD has been deemed relatively safe and, from now on, should not be subject to international illicit drug scheduling according to a World Health Organization (“WHO”) comprehensive review published in July 2018. The WHO has formally submitted its conclusion to United Nations Secretary-General António Guterres, a prelude to this officially becoming the case.

On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved CBD-based Epidiolex to treat severe forms of epilepsy. This marked the groundbreaking admission by the FDA that cannabis has medical value. On October 1, 2018, the DOJ placed “FDA-approved drugs that contain CBD derived from cannabis and no more than 0.1 percent THC” to Schedule 5 of the CSA. This action is narrowly tailored to reschedule Epidiolex off of Schedule 1 because the DOJ’s ability to remove all restrictions from cannabis extracts, including CDB, is restricted by the Single Convention on Narcotic Drugs, 1961.

Competition

Nutritional Supplements

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing and internet sales).

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the total number or size of our competitors. The nutritional supplement industry has undergone consolidation in the recent past and we expect that trend may continue in the near term.

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

We were incorporated on December 19, 2014 and we have not fully developed our proposed business operations and have not yet experienced significant revenue. We have a limited operating history upon which an evaluation of our future success or failure can be made, and we recently shifted focus to a new line of business with the acquisition of Eqova and again with the acquisition of BergaMet. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2018, was $10,170,917, of which most is due to interest expense, change in value of derivative instruments and professional fees in connection with our formation and initial stock offering. Based on our cash position of $485 as of December 31, 2018, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

Currently, there are (i) 46 states in the United States and the District of Columbia that have legalized hemp, (ii) 33 states and the District of Columbia that allow their citizens to use medical cannabis/marijuana and, (iii) 10 states and the District of Columbia that have legalized cannabis/marijuana for adult recreational use. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis/marijuana has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use, and interstate distribution of cannabis/marijuana. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical and/or adult recreational cannabis/marijuana, there may be a direct and adverse impact to any future business or prospects that we may have in the cannabis/marijuana business. Even in those jurisdictions in which the manufacture and use of medical cannabis/marijuana has been legalized at the state level, the possession, use, and cultivation of cannabis/marijuana all remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them.

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

Our current officers and directors may set salaries and perquisites in the future which we are unable to support with our current assets.

Although our officers and directors have written employment or services agreements, our officers and directors may decide to award themselves higher salaries and other benefits. We do not have significant revenues, and there is no guarantee that we will have significant revenue in the near future. If we do not increase our revenues, we will be unable to support any higher salaries or other benefits for management, which may cause us to cease operations.

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

We have incurred costs in completing the transactions with Eqova Life Sciences and BergaMet, and failure to successfully integrate those businesses into each other and with our own will have an adverse impact on our financial position and prevent us from obtaining the benefits that the transaction would have given us.

We have recently completed our acquisitions of Eqova and BergaMet. Our executives have spent considerable time and incurred legal and accounting costs in the acquisitions. If we are unable to fully integrate those businesses into our business or maintain their existing customer base, we will not be able to acquire the technologies, partnerships and potential customers that the transaction was intended given us. The increase in acquisition and integration costs without the corresponding benefit will have an adverse impact on our financial statements and foreclose potential revenue-producing opportunities in the near future.

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

We are highly dependent on the principal members of our management team, including our President, Kevin “Duke” Pitts, and our Chief Financial Officer, William Bossung. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced technical or programing personnel could have a material adverse effect on our financial condition and results of operations.

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

Due to recent events regarding COVID-19

The COVID-19 outbreak in early 2020 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. These economic and market conditions and other effects of the COVID-19 outbreak may adversely affect the Company. At this point, the extent to which COVID-19 may impact the Company's business is uncertain.

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

Jay Decker has beneficial ownership of our common stock with over 70% of the shareholder votes. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

Going forward, we will have ongoing SEC compliance and reporting obligations. Such ongoing obligations will require us to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require increased revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We have the right to issue additional common stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue 2,500,000,000 shares of common stock. Of these authorized shares, 121,610,085 shares are issued and outstanding as of December 18, 2019. Therefore, we are authorized to issue up to an additional 2.3 billion unissued shares of our common stock that may be issued by us for any purpose without the further consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 4,835,966 shares of our common stock, representing approximately 4% of our total issued shares. Each individual officer and director may be able to sell up to 1% of our outstanding stock (currently approximately 1.2 million shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2018 and 2017, as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2018	Fourth Quarter	$0.035	$0.0051
	Third Quarter	$0.275	$0.022
	Second Quarter	$0.48	$0.10
	First Quarter	$2.13	$0.15

2017	Fourth Quarter	$5.60	$0.70
	Third Quarter	$14.73	$2.50
	Second Quarter	$37.45	$10.25
	First Quarter	$32.50	$18.45

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

Holders

As of December 18, 2019, there were 121,610,085 shares of our common stock issued and outstanding and held by 58 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

The following issuances of unregistered securities occurred after September 30, 2018:

Acquisition of BergaMet and the Share Exchange Agreement

On February 4, 2019, we entered into a Share Exchange Agreement by and among us, BergaMet NA, LLC, a Delaware limited liability company, and the members of BergaMet, whereby we issued and exchanged 97,409,678 shares of our common stock for all of the outstanding equity securities of BergaMet. Through this exchange of securities pursuant to the Share Exchange Agreement, BergaMet is now our wholly-owned subsidiary. The shares of common stock issued in the exchange are equal to 80.1% of our outstanding common stock immediately following the exchange.

Share Conversion Agreements

All of the holders of our Series A Convertible Preferred Stock entered into a Preferred Stock Conversion Agreement. Pursuant to the Conversion Agreements, the Preferred Holders converted their shares of preferred stock into common stock, effective as of the exchange as described above. As a result, no shares of our Series A Convertible Preferred Stock are outstanding. An aggregate of 10,860,012 shares were issued to the Preferred Holders. The Preferred Holders agreed to convert each share of Series A Convertible Preferred Stock into eighteen (18) shares of our common stock.

The shares of common stock issued pursuant to the Share Exchange Agreement, the Share Conversion Agreements and in the transactions listed above were offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The investors have acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

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

Summary Overview

We were formed in December 2014 and, therefore, have a relatively short operating history. We had revenues of $67,131 in the year ended December 31, 2018 from a variety of customers. We had revenues of $7,605 in the year ended December 31, 2017, 100% of which was from a single customer. In March 2018, we ended our relationship with this customer. In March 2018, we discontinued this business to shift our focus solely to sales of our hemp oil and nutraceutical products.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation, through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova. As part of the Exchange, we have brought on Eqova’s President and Director, Patrick Stiles, to serve as our President and Chief Executive Officer and as a Director on our Board of Directors. Mr. Stiles resigned in September 2018.

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focuses on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Revenues of our hemp oil products from the acquisition of Eqova through December 31, 2017 were $7,605 and for the year ended December 31, 2018 were $64,384.

BergaMet NA, LLC

On February 4, 2019, we issued and exchanged shares of our common stock for all of the outstanding equity securities of BergaMet.

Through the exchange, we were able to secure funds in BergaMet to pay off some debt and provide capital for operations. We paid an aggregate of $353,908 and are obligated to pay another $164,578 approximately one (1) year later to retire convertible debt. Currently, we are default on these obligations. Prior to the exchange, we also entered into agreements with other holders of convertible debt to convert their notes for an aggregate of 806,015 shares of common stock. We also entered into conversion agreements with the holders of our Series A Convertible Preferred Stock whereby all of the outstanding preferred stock was converted for an aggregate of 15,592,986 shares of common stock. The conversion and repayment of the preferred stock and convertible debt have greatly improved our capitalization structure.

The acquisition of BergaMet has been extremely beneficial to us. In addition to paying off our convertible debt, we are now able to better position ourselves in the market. BergaMet is an established company that was already generating revenues when we acquired it. BergaMet also has unique products that will fit nicely with our existing business. We now plan on expanding our product line to other nutraceuticals.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2018 of $11,012,899. As of December 31, 2018, the Company had negative working capital of $3,644,237. In addition, the Company’s development activities since inception have been financially sustained through equity financing. These factors, among others, raise substantial doubt of the Company to continue as a going concern. Management plans to seek additional funding through debt and/or equity financing as needed to grow and fund operations and has recently acquired a new company as a wholly owned subsidiary.

Results of Operations for the Years Ended December 31, 2018 and 2017

Introduction

We had revenues of $67,131 for the year ended December 31, 2018. Our operating expenses were $546,025 for the year ended December 31, 2018, and consisted primarily of salaries and consulting fees paid to related parties and consulting, financing and loan fees, legal and professional fees.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/ (Decrease)

Revenue	$67,131	$7,605	$59,526
Cost of Revenue	28,590	4,761	23,829

Operating expenses:
General and administrative	306,944	538,700	(231,756)
General and administrative – related party	239,081	413,224	(174,143)
Total operating expenses	546,025	951,924	(405,899)

Net operating loss	(507,484)	(949,080)	(441,596)
Other income/(expense)	(2,815,775)	(2,694,608)	(121,167)

Loss from continuing operations	(3,323,259)	(3,643,688)	(320,429)
Income (loss) from discontinued operations – (net of tax benefit)	(6,258)	81,613	(87,871)

Net loss	$(3,329,517)	$(3,562,075)	$(232,558)

Revenues

We had revenues of $67,131 and $7,605 for the years ended December 31, 2018 and 2017, respectively. A single customer accounted for 100% of the revenue during the year ended December 31, 2017.

Cost of Revenue

Cost of revenue were $28,590 and $4,761 for the years ended December 31, 2018 and 2017, respectively, and consisted of wholesale product costs and packaging for 2018 and computer programmer and hosting costs for 2017.

General and Administrative

General and administrative expense was $306,944 and $538,700 for the years ended December 31, 2018 and 2017, a decrease of $231,756. The decrease was due primarily to normal fluctuations in operations. In the year ended December 31, 2018, general and administrative expense consisted mainly of consulting $3,893, selling expenses of $5,595, salary and wages of $38,335, transfer agent and filing fees of $3,033, and accounting fees of $42,000. In the year ended December 31, 2017, general and administrative expense consisted mainly of consulting $100,496, selling expenses of $6,121, commissions of $6,000, transfer agent and filing fees of $9,907, and accounting fees of $29,000.

General and administrative – related party expense was $239,081 and $413,224 for the years ended December 31, 2018 and 2017, a decrease of $174,143. In the year ended December 31, 2018, general and administrative – related party expense consisted of salaries and wages of $105,000, and consulting fees of $129,496. For the year ended December 31, 2018, general and administrative – related party expense consisted of salaries and wages of $99,073 and consulting fees of $304,151. The decrease was due primarily to decline in operations with Eqova and the departure of Patrick Stiles as one of our officers.

Net Operating Loss

As a result of the items discussed above, our net operating loss was $507,484 and $949,080 for the years ended December 31, 2018 and 2017, respectively, a decrease of $441,596.

Other Income and Expense

Other expense was $(2,815,775) and $(2,694,608) for the year ended December 31, 2018 and 2017, respectively, an increase of $121,167, and consisted primarily of interest expense, loss on extinguishment of debt in both years, and impairment loss on goodwill and trademark, offset by a change in fair value of derivatives in 2017. The interest is high mainly from the derivatives on the convertible debt and the convertible preferred stock.

Discontinued Operations

 During the year ended December 31, 2018, we have a loss from discontinued operations of $6,258 compared with $81,613 of income from discontinued operations as the same period ended December 31, 2017.

Net Loss

Our net loss for the year ended December 31, 2018 was $3,329,517, or $(1.21) per share, and for December 31, 2017 was $3,562,075, or $(15.82) per share, a decrease of $232,558.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2018 and 2017, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2018 was $485. Our monthly cash flow burn rate in 2018 was approximately $27,400. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. With the acquisitions of Eqova and BergaMet, we expect to see an increase in revenues over the next few years that will help us maintain the cash we need to operate our business. However, we have incurred additional expenses in these acquisitions and the additional costs to be incurred through this expansion of our operations will increase our need for additional cash flow.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017	Change

Cash	$485	$81,653	$(81,168)
Total Current Assets	5,747	147,709	(141,962)
Total Assets	85,768	1,122,743	(1,036,975)
Total Current Liabilities	3,649,984	2,301,870	1,348,114
Total Liabilities	$3,649,984	$2,301,870	$1,348,114

Our cash decreased by $81,168 as of December 31, 2018 as compared to December 31, 2017. Our total current assets decreased by $141,962, from $147,709 to $5,747, as a result of decreased sales. Our total assets decreased by $1,036,975, from $1,122,743 to $85,768, for a result of decreased sales and impair goodwill related to Eqova.

Our current and total liabilities increased from $2,301,870 as of December 31, 2017 to $3,649,984 as of December 31, 2018. Our total liabilities as of the year ended December 31, 2018 consisted primarily of derivative liabilities of $2,713,319 and convertible debt of $654,453, compared to derivative liabilities of $1,822,568 and convertible debt of $316,781 as of December 31, 2017. The change in derivative liabilities results from the adjustable conversion rate on our convertible debt and warrants.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2018 was $485. Our monthly cash flow burn rate in 2018 was approximately $27,400. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2018 and 2017 was $328,751 and $672,227, respectively, a decrease of $343,476. Our net cash used in operating activities for December 31, 2018 consisted primary of a net loss of $3,329,517, offset by non-cash interest of $1,296,056, a change in fair value on derivative liability of $184,643, loss on extinguishment of debt of $526,481, and impairment loss on goodwill and trademark of $843,632. Our net cash used in operating activities for December 31, 2017 consisted primarily of a net loss of $3,562,075, offset by non-cash interest of $2,727,888, loss on extinguishment of debt of $169,588, and gain in fair value on derivative liability of $111,307.

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2018 and 2017 was $50,000 and $(41,972), respectively. The increase in 2018 was from the sale of an asset for $50,000.

Financing

Our net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $197,583 and $771,750, respectively, a decrease of $574,167. The decrease in 2018 was primarily due to the decrease in proceeds received from the issuance of convertible debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Recent Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grey Cloak Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Grey Cloak Tech, Inc. (the Company) as of December 31, 2018 and the related consolidated statements of operation, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2018 of $11,012,899. As of December 31, 2018, the Company had a negative working capital of $3,644,237 These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPA's LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
March 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grey Cloak Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Grey Cloak Tech, Inc. (the Company) as of December 31, 2017 and the related consolidated statements of operation, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2015.

Hackensack, New Jersey
June 7, 2018

GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$485	$81,653
Accounts receivable	—	16,000
Inventory	500	48,466
Accrued interest receivable	4,762	1,590
Total current assets	5,747	147,709

Fixed assets, net of accumulated depreciation of $2,045 and $1,121, respectively	726	1,650
Website, net of accumulated amortization of $2,800 and $4,002, respectively	—	50,457
Note Receivable	79,295	79,295
Trademarks	—	1,650
Goodwill	—	841,982
Total other assets	80,021	975,034

TOTAL ASSETS	$85,768	$1,122,743

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$57,340	$67,364
Accounts payable - related party	15,000	4,000
Notes payable	63,000	—
Notes payable - related party	—	59,810
Convertible debt, net of discount of $15,960 and $305,396, respectively	654,453	316,781
Convertible debt - related party, net of discount of $30,853 and $23,871, respectively	61,223	6,129
Accrued interest payable	83,899	24,059
Accrued interest payable - related party	1,750	1,159
Derivative liabilities	2,713,319	1,822,568
Total current and total liabilities	3,649,984	2,301,870

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
1,333,334 and 1,333,334 shares issued and outstanding, respectively	1,333	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
6,455,354 and 898,422 shares issued and outstanding, respectively	6,455	898
Additional paid-in capital	7,440,895	6,502,024
Accumulated deficit	(11,012,899)	(7,683,382)
Total stockholders' deficit	(3,564,216)	(1,179,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85,768	$1,122,743

The accompanying notes are an integral part of these consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

REVENUE	$67,131	$7,605

COST OF REVENUE	28,590	4,761

GROSS PROFIT	38,541	2,844

OPERATING EXPENSES
General and administrative	306,944	538,700
General and administrative - related party	239,081	413,224

Total operating expenses	546,025	951,924

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(1,266,470)	(2,635,181)
Interest expense - related party	(1,500)	(1,146)
Change in fair value on derivative	(184,643)	111,307
Loss on extinguishment of debt	(526,481)	(169,588)
Gain on sale of asset	6,951	—
Impairment of goodwill	(843,632)	—

Total other income (expense)	(2,815,775)	(2,694,608)

Net loss before income tax provision	(3,323,259)	(3,643,688)

Income tax provision	—	—

Loss from continuing operations	(3,323,259)	(3,643,688)
Income (loss) from discontinued operations - (net of tax benefit)	(6,258)	81,613

NET LOSS	$(3,329,517)	$(3,562,075)

Loss per share - basic and diluted:
Continuing operations	(1.21)	(16.18)
Discontinued operations	(0.00)	0.36
Loss per shares - basic and diluted	$(1.21)	$(15.82)

Weighted average number of shares outstanding - basic and diluted	2,747,890	225,210

The accompanying notes are an integral part of these consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	—	$—	68,625	$69	$1,761,819	$(4,121,307)	$(2,359,419)

Cashless exercise of warrants	—	—	89,737	90	29,712	—	29,802

Issuance of common stock for debt conversion	—	—	740,060	741	2,852,586	—	2,853,327

Issuance of warrants and modifications	—	—	—	—	15,379	—	15,379

Issuance of shares for executive bonuses	187,733	187	—	—	137,525	—	137,712

Settlement of convertible debt	—	—	—	—	850,573	—	850,573

Issuance of sharess acquisition of Eqova	1,100,000	1,100	—	—	805,815	—	806,915

Issuance of shares acquisition of website	45,601	46	—	—	48,613	—	48,659

Net loss for the period	—	—	—	—	—	(3,562,075)	(3,562,075)

Balance - December 31, 2017	1,333,334	$1,333	898,422	$900	$6,502,022	$(7,683,382)	$(1,179,127)

Issuance of common stock for debt conversion	—	—	5,556,932	5,555	920,453	—	926,008

Debt Forgiveness	—	—	—	—	18,420	—	18,420

Net loss for the period	—	—	—	—	—	(3,329,517)	(3,329,517)

Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

The accompanying notes are an integral part of these consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(3,329,517)	$(3,562,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,332	3,094
Warrants issued for services	—	15,379
Non-cash interest	1,296,056	2,727,888
Change in fair value on derivative liability	184,643	(111,307)
Loss on extinguishment of debt	526,481	169,588
Gain on sale of asset	(6,951)	—
Impairment	843,632	—
Changes in operating assets and liabilities:
Accounts receivable	16,000	50,000
Inventory	47,966	862
Prepaid expenses	—	7,433
Accrued interest receivable	(3,172)	(1,590)
Deposits	—	—
Accounts payable	(10,024)	42,822
Accounts payable - related party	29,420	(15,799)
Accrued payroll and taxes	—	(6,111)
Accrued interest payable	67,792	6,943
Accrued interest payable - related party	591	646
Net Cash used in Operating Activities	(328,751)	(672,227)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(1,189)
Purchase of website	—	(3,000)
Purchase of note receivable	—	(33,000)
Cash acquired	—	5,217
Cash received from sale of asset	50,000	—
Liabilities assumed	—	(10,000)
Cash flows provided by (used in) Investing Activities:	50,000	(41,972)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,
net of discount of $32,917 and $133,000, respectively	194,583	973,000
Payments for repayment of convertible debt	—	(186,250)
Proceeds from issuance of noted payable	3,000	—
Payments for repayment of notes payable - related party	—	(15,000)
Net Cash provided by Financing Activities	197,583	771,750

Increase (decrease) in cash	(81,168)	57,551
Cash at beginning of period	81,653	24,102
Cash at end of period	$485	$81,653

Supplemental disclosure of cash flow information of non-cash financing activities:
Beneficial conversion feature and warrants recognized as a discount	$—	$1,014,500
Conversion of debt for shares of common stock	$18,420	$757,323
Common stock issued in connection with debt conversion	$926,008	$2,853,327

The accompanying notes are an integral part of these consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company was formed to provide cloud based software to detect advertising fraud on the internet. The Company has acquired Eqova Life Sciences and is transitioning its business towards marketing and selling CBD oil products. (See Note 9)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are presented in US dollars.

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

The Company records revenue upon shipment of the products to the customers related to the sale of CBD products.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration

There is no concentration of revenue for the year ended December 31, 2018. One customer accounted for 94% of total revenue earned during the year ended December 31, 2017. As of December 31, 2017, there was accounts receivable due from one customer.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2017	$2,038,952
Issued during the year ended December 31, 2018	2,518,163
Change in fair value recognized in operations	(111,307)
Converted during the year ended December 31, 2017	(2,623,240)
Balance, December 31, 2017	$1,822,568

Balance, January 1, 2018	$1,822,568
Issued during the year ended December 31, 2018	868,591
Change in fair value recognized in operations	184,643
Converted during the year ended December 31, 2018	(162,483)
Balance, December 31, 2018	$2,713,319

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ended December 31, 2018, the Company recognized a loss on extinguishment of $526,481 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2018 of $11,012,899. As of December 31, 2018, the Company had negative working capital of $3,644,237. In addition, the Company’s development activities since inception have been financially sustained through equity financing. These factors, among others, raise substantial doubt of the Company to continue as a going concern. Management plans to seek additional funding through debt and/or equity financing as needed to grow and fund operations and has recently acquired a new company as a wholly owned subsidiary.

NOTE 4 – RELATED PARTY

For the years ended December 31, 2018 and 2017, the Company had expenses totaling $109,585 and $99,073, respectively, to an officer and director for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. For the year ended December 31, 2017, the Company issued 146,330 shares of preferred stock valued at $107,342 for a bonus to the officer and director. As of December 31, 2018, there was no accounts payable – related party.

For the years ended As of December 31, 2018 and 2017, the Company had expenses totaling $42,000 and $114,000 to a company owned by an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was $15,000 in accounts payable – related party due to an entity owned and controlled by a former officer and director. For the year ended December ,31, 2017, the company issued 41,403 shares of preferred stock valued at $30,371 for a bonus to the officer and director.

As of December 31, 2018, there was convertible debt of $61,233 due to an officer and director and accrued interest payable of $1,750 due to an entity owned and controlled by a former officer and director.

For the year ended December 31, 2017, the company had expenses totaling $58,473 to an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations.

On October 17, 2017, the Company granted 1,200,000 warrants as part of convertible debt to an officer and director. The warrants allow the holder to purchase 1,200,000 shares of common stock at an exercise price of $0.25 per share and are exercisable for 3 years

NOTE 5 – NOTE RECEIVABLE

As of December 31, 2018, the Company had the following:

Unsecured note receivable, due 04/30/2020, 4% interest,	$79,295

TOTAL	$79,295

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 6 – CONVERTIBLE DEBT – RELATED PARTY

As of December 31, 2018, the Company had the following:

Unsecured convertible debt, due 10/17/18, 5% interest, converts at a 50% discount to market price based on the last 3 days trading price	$30,000
Unsecured convertible debt, due 03/31/19, 10% interest, converts at a 30% discount to market price based on the last 20 days trading price	62,076

Less: Discount	(30,853)
TOTAL	$61,223

NOTE 7 – NOTES PAYABLE – RELATED PARTY

As of December 31, 2018, the Company had the following:

Unsecured debt with shareholders of the Company, due 08/20/18, 15% interest, interest due quarterly, convertible into shares of Eqova	$60,000
Unsecured debt with a shareholder of the Company, due 03/25/19, 10% interest, interest due at maturity	3,000
Less: Discount	—
TOTAL	$63,000

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8 – CONVERTIBLE DEBT

As of December 31, 2018, the Company had the following:

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8 – CONVERTIBLE DEBT (CONTINUED)

Unsecured convertible debt, due 10/26/18, 8% interest, converts at a 45% discount to market price based on the last 20 days trading price	10,000
Unsecured convertible debt, due 06/26/18, 9% interest, converts at a 42% discount to market price based on the last 15 days trading price	22,095
Unsecured convertible debt, due 03/31/19, 10% interest, converts at a 30% discount to market price based on the last 20 days trading price	22,250
Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 50% discount to market price based on the last 20 days trading price	66,000
Unsecured convertible debt, due 06/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	8,935
Unsecured convertible debt, due 07/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	43,000
Unsecured convertible debt, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	35,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	670,413
Less: Discount	(15,960)
TOTAL	$654,453

Some of the convertible promissory notes are in default but will be in compliance upon filing of the 10-K.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased the authorized number of shares to 500,000,000. Also, the Company increased the authorized preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock. During January 2018, the Company increased its authorized number of common shares to 1,000,000,000. During April 2018, the Company increased its authorized number of common shares to 2,500,000,000. The Board of Directors, in the future, has the authority to increase the authorized capital up to 4,000,000,000 shares based on shareholder approval.

The shareholders of the Company approved a reverse stock split at a ratio of between 1-for-100 and 1-for 250. The Company received approval from FINRA for a reverse stock split of 1-for-250, which was effective as of July 23, 2018. All shares and per share information has been retrospectively adjusted to reflect the reverse split for all periods presented in the financial statements.

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

Preferred Share Issuances

As of December 31, 2018, the preferred stock is convertible into 2,422,425 shares of common stock.

During the year ended December 31, 2017, the Company issued 187,733 shares of preferred stock for bonuses for its officers and directors with a fair value of $137,712.

During the year ended December 31, 2017, the Company issued 1,100,000 shares of preferred stock for the acquisition of Eqova Life Sciences.

During the year ended December 31, 2017, the Company issued 45,601 shares of preferred stock for the acquisition of a website.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Share Issuances

During the twelve months ended December 31, 2018, the Company issued a total of 5,556,932 shares of common stock for the conversion of debt with a fair value of $926,008 including interest of $9,118 and fees of $18,915, which result in loss on extinguishment of debt of $526,481.

During the year ended December 31, 2017, the Company issued a total of 89,737 shares for the cashless exercise of warrants.

During the year ended December 31, 2017, the Company issued a total of 740,060 shares for the conversion of debt with a fair value of $2,853,327.

During the year ended December 31, 2017, the Company issued warrants and modified the terms of the warrants with a fair value of $15,379.

During the year ended December 31, 2017, the Company settled convertible debt with cash payments of $850,573.

Warrants

As of December 31, 2018, there were 43,585 warrants outstanding, of which 11,585 warrants are fully vested.

On October 17, 2017, the Company granted 1,200,000 warrants as part of convertible debt to an officer and director of the Company. The warrants allow the holder to purchase 1,200,000 shares of common stock at an exercise price of $0.25 per share and are exercisable for 3 years.

NOTE 10 – ACQUISITIONS

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

December 31, 2018 and 2017

NOTE 10 – ACQUISITIONS (CONTINUED)

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

(Unaudited) Pro Forma Results Year ended December 31, 2017

Revenues	$128,105
Loss before income taxes	$3,564,115

Fully diluted loss per share	$0.07

During the year ended December 31, 2018, the performed an analysis of their goodwill related to the acquisition of Eqova and recorded impairment of goodwill of $841,982.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 11 – DISCONTINUED OPERATIONS

During the year ended December 31, 2018, the management determined to discontinue operations related to its advertising business segment. There were no significant assets or liabilities associated with the discontinued operations. The loss from discontinued operations is comprised of revenue and expenses related to the advertising business.

Components of discontinued operations are as follows:

	2018	2017
Revenue - (net of tax)	$—	$120,500
Cost of Revenue - (net of tax)	(6,258)	(38,887)
Income (loss) from discontinued operations - (net of tax benefit)	$(6,258)	$81,613

NOTE 12 – SALE OF ASSET

On June 8, 2018, the Company sold its website, CBD.co, to a third party for $50,000. The Company recorded a gain on the sale of $6,951.

NOTE 13 – INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal Taxes (credits) at statutory rates	$(2,203,000)	$(1,246,000)
State and local taxes, net of Federal benefit	—	—
Change in valuation allowance	2,203,000	1,246,000
	$—	$—

Components of deferred tax assets are as follows:	December 31,	December 31,
	2018	2017
Deferred Tax Assets;
Net Operating Loss Carryforwards	$666,000	$513,000
Accrued Related Party Expenses	—	—
Total Deferred Tax Assets	666,000	513,000
Valuation Allowance	(666,000)	(513,000)

Total Deferred Tax Assets net of Valuation Allowance	$—	$—
Deferred Tax Liabilities;	—	—
Depreciation and Amortization	—	—
Prepaid Expense	—	—
Total Deferred Tax Liabilities	—	—

Net Deferred Tax Assets	$—	$—

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 13 – INCOME TAXES (CONTINUED)

The Company has approximately $11,013,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $0 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Nevada.

The Company adopted the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company has no significant adjustments as a result of the implementation of FASB ASC 740.

NOTE 14 – SUBSEQUENT EVENTS

Stock Issued for Conversion of Convertible Debt

During the period from January 1, 2019 through February 14, 2019, the Company issued a total of 996,052 shares of common stock for the conversion of debt totaling $2,817.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

In connection with the Exchange, Kevin Pitts resigned as the Company’s President and Chief Executive Officer, and the Company appointed Mr. Pitts as its Chief Operating Officer. The Company appointed Sanjeev Javia to serve as its President and Chief Executive Officer and as a Director on its Board of Directors.

Note Satisfaction Agreements

Prior to the Exchange, the Company entered into a Note Satisfaction Agreement with each of Auctus Fund, Crown Bridge Partners, LLC, Power Up Lending Group Ltd., GS Capital Partners LLC, Oakmore Opportunity Fund I LP, and Adar Bays, LLC. All of these entities were holders of the Company’s convertible debt, and these Note Satisfaction Agreements terminate their convertible notes unless the Company fails to perform its payment obligations. The Company agreed to pay these note holders an aggregate of $518,486 plus interest. The Company paid an aggregate of $353,908 on or before February 15, 2019, and it will pay another $164,578 plus interest in approximately one (1) year.

Various other holders of Convertible Promissory Notes agreed to convert their notes for an aggregate of 806,015 shares of common stock prior to the Exchange. As a result of these transactions, no convertible promissory notes remain outstanding, except for those convertible notes subject to revival if the Company fails to make payments pursuant to the Note Satisfaction Agreements.

Share Conversion Agreements

All of the holders of the Company’s Series A Convertible Preferred Stock (the “Preferred Holders”) entered into a Preferred Stock Conversion Agreement. Pursuant to the Conversion Agreements, the Preferred Holders converted their shares of preferred stock into common stock, effective as of the Exchange. As a result, no shares of the Company’s Series A Convertible Preferred Stock are outstanding. An aggregate of 15,592,986 shares of common stock were issued to the Preferred Holders. The Preferred Holders agreed to convert each share of Series A Convertible Preferred Stock into eighteen (18) shares of common stock and agreed to retire a total of 467,057 shares of Series A Convertible Preferred Stock. The Company cancelled the retired shares.

COVID-19

The COVID-19 outbreak in early 2020 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. These economic and market conditions and other effects of the COVID-19 outbreak may adversely affect the Company. At this point, the extent to which COVID-19 may impact the Company's business is uncertain.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Promissory Notes

On July 31, 2019, the Company received the last of four (4) signed convertible notes issued to various related parties with an effective date of April 19, 2019. The table below shows the effective date of each note, the amount of the note, the interest rate, the maturity date and the purchaser of the note:

Date	Amount	Interest Rate	Maturity Date	Purchaser
4/19/2019	$150,000	8%	4/19/2020	Jay W. Decker
4/19/2019	$15,000	8%	4/19/2020	First Capital Properties LLC
4/19/2019	$7,500	8%	4/19/2020	Logan Bryce Decker
4/19/2019	$7,500	8%	4/19/2020	Shelton Sterling Decker

Total	$180,000

Each note bears interest at the rate indicated and is due on the maturity date given above. The notes are convertible into shares of our common stock from the date which is 12 months after the date of the note through the later of (i) the maturity date and (ii) the date of payment of the default amount due upon certain change of control transactions or a default of the note. Conversion of the notes is not allowed to the extent the conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of our outstanding shares of common stock. The conversion price of the notes is $0.03 per share.

On October 3, 2019, the Company received the last of the three (3) signed convertible notes issued to Jay W. Decker, a related party, each with a different effective date. The table below shows the effective date of each note, the amount of the note, the maturity date and the purchaser of the note:

Date	Amount	Interest Rate	Maturity Date	Purchaser
6/27/2019	$105,000	8%	6/27/2020	Jay W. Decker
8/27/2019	$225,000	8%	8/27/2020	Jay W. Decker
9/20/2019	$45,000	8%	9/20/2020	Jay W. Decker

Total	$375,000

Each note bears interest at the rate indicated and is due on the maturity date given above. Conversion of the notes is not allowed to the extent the conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of our outstanding shares of common stock. The conversion price of the notes is $0.03 per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 . In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2017 , that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Kevin “Duke” Pitts	60	President, Director (2018)

William Bossung	61	Secretary, Chief Financial Officer, Director (2014)

Bill Croyle	68	Director (2019)

Kevin “Duke” Pitts, age 60, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

William Bossung, age 61, has served as our Secretary, Chief Financial Officer, and a member of our Board of Directors since our inception. Mr. Bossung has a diverse background in Corporate Finance, Insurance and Accounting. From September 2003 to August 2006, Mr. Bossung was a founder of BCF Technology with Mr. Covely, an insurance software company that was ultimately sold to Vertafore in August 2006. From August 2006 through December 2014, Mr. Bossung was the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies and purchases and restructures debt from companies. During January 2012, Mr. Bossung founded Splash Beverage Group, a beverage distribution company that distributes both alcohol and non-alcohol products, and is currently one of their Directors. From June 2012 through August 2013, Mr. Bossung was the Director of Business Development at Splash Beverage. Mr. Bossung currently holds an Insurance License in various states. He holds a bachelor’s degree in accounting and finance from Bloomsburg State University.

Bill Croyle, age 68, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include M&A, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill is has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Except as set forth below, to our knowledge, none of our officers, directors, or beneficial owners of more than ten percent of our common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

For the year ended December 31, 2018, we had expenses totaling $65,496 to Patrick Stiles, our then-Chief Executive Officer, President and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was no accounts payable to the related party.

For the year ended December 31, 2017, we had expenses totaling $58,437 to Patrick Stiles, our then-Chief Executive Officer, President and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was no accounts payable to the related party.

For the year ended December 31, 2018, we had expenses totaling $109,585 to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was $0 in accounts payable – related party.

For the year ended December 31, 2017, we had expenses totaling $99,073 to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, we issued 146,330 shares of preferred stock valued at $107,342 for a bonus to Mr. Bossung.

For the year ended December 31, 2018, we had expenses totaling $42,000 to a company owned by Fred Covely, our then-Chief Technology Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was $15,000 in accounts payable – related party.

For the year ended December 31, 2017, we had expenses totaling $114,000 to a company owned by Fred Covely, our then-Chief Technology Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, we issued 41,403 shares of preferred stock valued at $30,371 for a bonus to Mr. Covely.

For the year ended December 31, 2018, we had expenses totaling $22,000 to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party.

For the year ended December 31, 2017, we had expenses totaling $4,000 to the wife of an officer and director for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $4,000 in accounts payable – related party.

Stiles Employment Agreement

On October 17, 2017, we entered into an Employment Agreement with Patrick Stiles, our Chief Executive Officer. Pursuant to Mr. Stiles’ Employment Agreement, we agreed to pay Mr. Stiles an annual base salary of $140,000, and he may receive employee stock options as determined by the Board of Directors. Mr. Stiles’ employment is “at will” and either party may terminate the agreement at any time. The agreement was terminated on September 28, 2018, when Mr. Stiles resigned his positions.

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

Mr. Bossung’s Employment Agreement also requires that certain proprietary information of ours be kept confidential. We will be the owner of certain intellectual property conceived or made by Mr. Bossung prior to termination of the Employment Agreement. Mr. Bossung’s Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibit 10.32.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and Chief Technology Officer for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Patrick Stiles	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and CEO	2017	-0-	-0-	-0-	-0-	-0-	-0-	58,437	58,437

William Bossung	2018	109,585	-0-	-0-	-0-	-0-	-0-	-0-	109,585
Secretary and CFO	2017	99,073	107,342	-0-	-0-	-0-	-0-	-0-	206,415

Fred Covely	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CTO	2017		30,371	-0-	-0-	-0-	-0-	114,000	144,371

Kevin “Duke” Pitts	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

For the years ended December 31, 2018 and 2017, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 18, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)	1,620,000	1.33%

William Bossung (3)	2,551,296	2.10%

Bill Croyle (3)(4)	663,670	<1%

Jay Decker	85,345,862	70.18%

All Officers and Directors as a Group (3 Persons)	4,835,966	3.98%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Grey Cloak Tech Inc.

(2)	Unless otherwise indicated, based on 121,610,085 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 663,670 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2018, we had expenses totaling $0 to a company owned by William Bossung, our Chief Financial Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was no accounts payable to the related party.

For the year ended December 31, 2017, we had expenses totaling $58,437 to a company owned by William Bossung, our Chief Financial Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was no accounts payable to the related party.

For the year ended December 31, 2018, we had expenses totaling $109,585 to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was $0 in accounts payable – related party.

For the year ended December 31, 2017, we had expenses totaling $99,073 to Mr. Bossung for salaries, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, we issued 146,330 shares of preferred stock valued at $107,342 for a bonus to Mr. Bossung.

For the year ended December 31, 2018, we had expenses totaling $42,000 to a company owned by Fred Covely, our then-Chief Technology Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2018, there was $15,000 in accounts payable – related party.

For the year ended December 31, 2017, we had expenses totaling $114,000 to a company owned by Fred Covely, our then-Chief Technology Officer and Director, for consulting fees, which is included in general and administrative expenses – related party on the accompanying statement of operations. As of December 31, 2017, there was $0 in accounts payable – related party. For the year ended December 31, 2017, we issued 41,403 shares of preferred stock valued at $30,371 for a bonus to Mr. Covely.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Prager Metis CPAs, LLC was our independent registered public accounting firm for the year ended December 31, 2018. Paritz & Company, PA was our independent registered public accounting firm for the year ended December 31, 2017 and had served as our independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018 (2)	2017 (3)
Audit Fees (1)	$31,000	$29,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$31,000	$29,000

(1)   Audit fees were principally for audit and review services.

(2)   Fees for services rendered by Prager Metis CPAs, LLC.

(3)   Fees for services rendered by Paritz & Company, PA.

Of the fees described above for the years ended December 31, 2018 and 2017, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

Exhibit No.	Exhibit Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (1)	Bylaws of Grey Cloak Tech Inc.

10.1	Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: April 1, 2020		/s/ Kevin Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2020		/s/ William Bossung
	By:	William Bossung
	Its:	Secretary and Chief Financial Officer