Form 10-Q
period 2019-03-31
GREY CLOAK TECH INC.
filed 2020-05-28
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 21, 2020, there were 250,859,759 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$339,650	$485
Accounts receivable	27,157	—
Inventory	2,343,828	500
Note receivable	—	79,295
Accrued interest receivable	—	4,762
Total current assets	2,710,635	85,042

Fixed assets, net of accumulated depreciation of $1,614 and $1,351, respectively	22,096	726
Website, net of accumulated amortization of $2,800 and $8,540, respectively	—	—
Trademarks	—	—
Deposit	—	—
Goodwill	193,260	—
Total other assets	215,356	726

TOTAL ASSETS	$2,925,991	$85,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$46,100	$57,340
Accounts payable - related party	—	15,000
Notes payable	—	63,000
Notes payable - related party	1,050,700	—
Convertible debt, net of discount of $0.00 and $371,484, respectively	166,750	654,453
Convertible debt - related party, net of discount of $0.00 and $16,371, respectively	166,543	61,223
Accrued interest payable	477,457	83,899
Accrued interest payable - related party	2,519	1,750
Derivative liabilities	772,004	2,713,319
Total current and total liabilities	2,682,073	3,649,984

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and 1,333,334 shares issued and outstanding, respectively	—	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 121,060,085 and 6,455 shares issued and outstanding, respectively	121,610	6,455
Additional paid-in capital	9,542,603	7,440,895
Accumulated deficit	(9,420,295)	(11,012,899)
Total stockholders' deficit	243,918	(3,564,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,925,991	$85,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE MONTH ENDING MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018

REVENUE	$97,273	$19,856

COST OF REVENUE	31,763	14,699

GROSS PROFIT	65,509	5,157

OPERATING EXPENSES
General and administrative	262,516	232,064

Total operating expenses	262,516	232,064

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(12,864)	(408,467)
Change in fair value on derivative	1,749,436	1,097,469
Loss on extinguishment of debt	53,038	(526,481)
Gain on sale of asset	—	—

Total other income (expense)	1,789,611	162,521

Net loss before income tax provision	1,592,604	(64,386)

Income tax provision	—	—

NET LOSS	$1,592,604	$(64,386)

Loss per share - basic and diluted	$0.02	$(0.00)

Weighted average number of shares outstanding - basic and diluted	76,552,964	364,956,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE MONTH ENDING MARCH 31, 2019 AND 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	1,333,334	$1,333	898,422	$900	$6,502,022	$(7,683,382)	$(1,179,127)

Issuance of common stock for debt conversion	—	—	5,556,932	5,555	920,453	—	926,008

Debt Forgiveness	—	—	—	—	18,420	—	18,420

Net loss for the period	—	—	—	—	—	(3,329,517)	(3,329,517)

Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Adjustment to issuance of common stock for debt conversion	—	—	—	—	149,700	—	149,700

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of shares acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net loss for the period	—	—	—	—	—	1,592,604	1,592,604

Balance - March 31, 2019	0	0	121,610,085	121,610	9,542,603	$(9,420,295)	$243,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE MONTH ENDING MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018
Cash Flows from Operating Activities:
Net Loss	$1,592,604	$(64,386)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,614	4,769
Warrants issued for services	7,000	—
Non-cash compensation	108,260	934,995
Change in fair value on derivative liability	(1,941,315)	(1,097,469)
Loss on extinguishment of debt	53,038	—
Gain on sale of asset	—	—
Impairment of asset	—	—
Changes in operating assets and liabilities:
Accounts receivable	(27,157)	13,836
Inventory	(2,343,328)	8,180
Prepaid expenses	—	—
Accrued interest receivable	4,762	(782)
Deposits	—	(1,500)
Accounts payable	(11,240)	(33,643)
Accounts payable - related party	(15,000)	30,923
Accrued payroll and taxes	—	—
Accrued interest payable	393,558	16,523
Accrued interest payable - related party	769	370
Net Cash used in Operating Activities	(2,176,435)	(188,184)

Cash Flows from Investing Activities:

Purchase of fixed assets	(22,985)	—
Purchase of website	—	—
Purchase of note receivable	79,295	—
Cash acquired	—	—
Purchase of BergaMet	1,907,010	—
Cash received from sale of asset	—	—
Payments of note receivable	—	—
Cash flows provided by (used in) Investing Activities:	1,963,321	—

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,	(71,092)	194,583
Payments for repayment of convertible debt	(349,330)	—
Proceeds from issuance of noted payable	(63,000)	—
Proceeds from issuance of noted payable - related party	1,050,700	—
Payments for repayment of notes payable - related party	(15,000)	—
Liabilities assumed	—	—
Net Cash provided by Financing Activities	552,278	194,583

Increase (decrease) in cash	339,165	6,399
Cash at beginning of period	485	81,653
Cash at end of period	$339,650	$88,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has acquired Eqova Life Sciences and is transitioning its business towards marketing and selling CBD oil products. The Company has additionally acquired BergaMet NA, LLC which markets and sells heath supplemental products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2020.

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

Accounts Receivables

Accounts receivables are recorded at the invoice amount and do not bear interest.

Sharerails Note Receivable and Accrued Interest

On January 1, 2019, the Company decided to write off the money loaned to Sharerails as being not collectible. The amount written off was $84,057.06.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates.

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Upon sale or disposal of property and equipment, the related asset cost and accumulated depreciation or amortization are removed from the respective accounts and any gain or loss is reflected in current operations.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment was recognized during the quarter ending March 31, 2019.

Revenue Recognition

Beginning January 1, 2019, the Company implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  To achieve this core principle, we apply the following five steps:  identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company records revenue upon shipment of the products to the customers.

Concentration

There is no concentration of revenue for the year ended December 31, 2018 and the quarter ended March 31, 2019 because the revenue was earned from multiple customers. One customer accounted for 100% of total revenue earned during the year ended December 31, 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

March 31, 2019 and 2018

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2019	$2,713,319
Issued during the three months ended March 31, 2019	173,947
Change in fair value recognized in operations	(437,574)
Converted during the three months ended March 31, 2019	(1,677,688)
Balance, March 31, 2019	$772,004

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements of five–step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract cost, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting period beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenues are recognized when control of the promised goods or services is transferred to our clients (upon shipment of goods) in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the Company satisfies a performance obligation.

We adopted ASC 2014-09 on January 1, 2019. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities with them.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ending March 31, 2019, the Company recognized a gain on extinguishment of $394,208 from the conversion of convertible debt with a bifurcated conversion option.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification is required.

Gain on Extinguishment of debt

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2019 of $9,285,480. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired a new company as a wholly owned subsidiary.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4 – RELATED PARTY

For the three months ended March 31, 2019 and 2018, the Company had expenses totaling $13,320 and $56,500, respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of March 31, 2019, there was $0 in accounts payable – related party. As of March 31, 2019, there was convertible debt of $61,876 and accrued interest payable of $1,856 due to an officer and director.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of March 31, 2019, the Company had the following:

Unsecured convertible debt, due 04/13/20, 4% interest, converts at a 30% discount to market price based on the last 20 days trading price	61,876
Unsecured convertible debt, due 04/13/20, 4% interest, converts at $0.03 for a total of 873,334 shares	25,000
Unsecured debt with shareholders of the Company, due 02/04/2020, 4% interest, interest due quarterly, converts at $0.03 for a total of 2,782,440 shares	79,667

TOTAL	$166,543

As of March 31, 2019, the Company has an outstanding total of $2,519 in accrued interest for the above convertible notes.

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	4,335,523	$215,464
Unsecured Convertible debt #2	838,611	$41,560
Unsecured Convertible debt #3	2,672,374	$132,439

NOTE 6 – NOTES PAYABLE

As of March 31, 2019, the Company had the following:

Unsecured debt with shareholders of the Company, due 01/17/2024, 4% interest.	$1,050,000
Unsecured debt with shareholders of the Company, no due date, 0% interest,	700
Less: Discount	—
TOTAL	$1,050,700

As of March 31, 2019, the Company has an outstanding total of $444,000 in accrued interest for the above note and past obligations which are unpaid.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 7 – CONVERTIBLE DEBT

As of March 31, 2019, the Company had the following:

Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	166,750
Less: Discount	—
TOTAL	$166,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	5,620,067	$276,466
Unsecured Convertible debt #2	2,016,604	$99,118
Unsecured Convertible debt #3	297,635	$7,010

As of March 31, 2019, the Company has an outstanding total of $33,457 in accrued interest for the above convertible notes.

One of the convertible promissory notes is in default but management has not been able to make contact with this party, due to them living out of the country. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

As of March 31, 2019, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the three months ended March 31, 2019, the Company issued a total of 1,802,067 shares of common stock for the conversion of debt totaling $270,300 including interest of $31,774.

Warrant Issuances

As of March 31, 2019, there were 16,800 warrants outstanding, of which 4,800 warrants are fully vested.

Adjustment to Additional Paid in Capital (APIC)

On January 1, 2019, the Company made an adjustment to APIC of $149,699.40 due to preferred stock conversions back in 2017 and 2018.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 9 – ACQUISITIONS

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, February 4, 2019. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Cash	$437,826
Current assets	2,801,317
Current liabilities	(1,484,210)
Net assets acquired	$1,754,934

The purchase price method was used when calculating the fair market value of the BergaMet purchase. On February 4, 2019 the closing stock price for GRCK was $0.02. The total number of shares exchanged multiplied by the closing stock price equaled a purchase value of $1,948,194. The difference between the net assets acquired and the purchase value was recorded as $193,260 of goodwill for the purchase. The Company viewed BergaMet’s balance sheet as being fairly valued as of February 4, 2019 so no adjustment was needed under the purchase price method of valuation.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 10 – DISCONTINUED OPERATIONS

Healthy Extracts

On January 1, 2019, the Company decided to discontinue operating the Healthy Extracts division. This division did not have any operations in 2019. Due to the closure, the company wrote off the two inter-company loans totaling $714, the common stock and APIC held from the purchase totaling $52,071, and retained earnings of $52,071 in the 1st quarter of 2019.

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of March 31, 2019, the Company operated in three reportable segments (Corporate, CBD, Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended March 31, 2019.

	CONSOLIDATED	HEALTH SUPPLEMENTS	CBD	CORPORATE
Revenue	97,273	97,273	—	—
Cost of Revenue	31,763	31,263	500	—
Long-lived Assets	—	—	—	—
Loss Before Income Tax	1,727,419	(113,543)	92,771	1,748,905
Identifiable Assets	2,925,991	2,716,483	162	209,345
Depreciation and Amortization	1,614	1,383	—	231

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 12 – SUBSEQUENT EVENTS

Note Conversion Agreements and Advance Conversion Agreements

Effective April 13, 2020, we entered into a total of eighteen (18) agreements (16) Note Conversion Agreements and 2 Advance Conversion Agreements) whereby an aggregate of $1,508,407.84 in outstanding principal and accrued interest was converted into an aggregate of 39,248,714 shares of our common stock. The conversion price was either $0.03 per share or $0.05 per share, depending on the individual agreement. The conversions included notes and advances held by our officers and directors and our largest shareholder, as follows:

Name	Aggregate Principal and Interest	Aggregate Shares
Jay W. Decker	$1,282,231.11	33,418,004
William Bossung	$65,677.84	2,189,262
First Capital Properties LLC	$16,180.00	539,334
Shelton S. Decker	$33,717.78	782,223
Logan B. Decker	$33,717.78	782,223
Kevin Pitts	$51,255.56	1,025,112
Innovation Group Holdings, LLC	$25,627.78	512,556

Acquisition of Ultimate Brain Nutrients, LLC

On April 3, 2020, we entered into a Share Exchange Agreement by and among Grey Cloak Tech Inc., Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”), and the members of UBN, whereby we issued and exchanged 90,000,960 shares of our common stock for all of the outstanding equity securities of UBN. UBN is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange are equal to approximately 42.5% of our outstanding common stock immediately following the exchange.

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

Summary Overview

We were formed in December 2014. We had revenues of $67,131 in the year ended December 31, 2018 from a variety of sources. We had revenues of $97,273 in the three month period ended March 31, 2019. In March 2018, we discontinued our previous business to shift our focus solely to sales of our hemp oil and nutraceutical products.

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

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focused on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Revenues of our hemp oil products from the acquisition of Eqova for the year ended December 31, 2018 were $64,384 and for the three months ended March 31, 2019 and 2018 were $0 and $19,856, respectively.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2018, we have incurred accumulated net losses of $11,012,899. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Introduction

We had revenues of $97,273 for the three months ended March 31, 2019, compared to $19,856 for the three months ended March 31, 2018, an increase of $77,417, or 390%. Our operating expenses were $262,516 for the three months ended March 31, 2019, compared to $232,064 for the three months ended March 31, 2018, an increase of $30,452, or 13%.

Our operating expenses consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months	Three Months
	March 31,	March 31,	Increase/
	2019	2018	(Decrease)

Revenue	$97,273	$19,856	$77,417

Cost of Revenue	31,763	14,699	17,064

Operating expenses:
General and administrative	262,516	232,064	30,452
Total operating expenses	262,516	232,064	30,452

Other income (expense)
Interest expenses, net of interest income	(12,864)	(408,467)	(395,603)
Change in fair value on derivative	1,749,436	1,097,469	651,967
Loss on extinguishment of debt	53,038	(526,481)	579,519
Total other income (expense)	1,789,611	162,521	1,627,090

Net income (loss)	$1,592,604	$(64,386)	$1,656,990

Revenues

Revenues were $97,273 for the three months ended March 31, 2019, compared to $19,856 for the three months ended March 31, 2018, an increase of $77,417, or 390%. The increase supports the transition to our new business selling CBD products.

Cost of Revenue

Cost of revenue was $31,763 for the three months ended March 31, 2019, compared to $14,699 for the three months ended March 31, 2018, an increase of $17,064, or 116%. Gross profit was $65,509 for the three months ended March 31, 2019, compared to $5,157 for the three months ended March 31, 2018, an increase of $60,352, or 1170%.

General and Administrative

General and administrative expenses were $262,516 for the three months ended March 31, 2019, compared to $232,064 for the three months ended March 31, 2018. In the three months ended March 31, 2019, general and administrative expenses consisted mainly of professional fees $95,598, consulting fees $66,754, salary and wages $31,118, postage $12,882, advertising $11,629, and transfer agent and filing fees $4,687. In the three months ended March 31, 2018, general and administrative expense consisted mainly of compensation to our management of $82,248, consulting of $3,893, selling expenses of $1,777, commissions of $2,917, transfer agent and filing fees of $929, and professional fees of $30,384.

Other Income (Expense)

Other income was $1,789,611 for the three months ended March 31, 2019, compared to $162,521 for the three months ended March 31, 2018, an increase of $1,627,090, or 1001%. Other income (expense) consisted of interest expense, net of interest income of $(12,864), change in fair value on derivative of $1,749,436, and loss on extinguishment of debt of $53,038. Other income (expense) for the three months ended March 31, 2018 consisted primarily of a change in the fair value on derivatives of $1,097,469, offset by interest expense, net of interest income of $(408,467) and loss on extinguishment of debt of (526,481).

Net Income (Loss)

Net income (loss) was $1,592,604, or $0.02 per share, for the three months ended March 31, 2019, compared to $(64,386), or $0.00 per share, for the three months ended March 31, 2018, an increase of $1,656,990. Net income increased primarily because of a change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2019, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2018 was $485, and as of March 31, 2019 was $339,650. The increase in cash on hand was primarily from the purchase of BergaMet and proceeds from the issuance of notes payable. Our monthly cash flow burn rate for 2018 was approximately $27,400, and for the three months ended March 31, 2019 it was approximately $721,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31	December 31,	Increase/
	2019	2018	(Decrease)

Cash	$339,650	$485	$339,165
Total Current Assets	2,710,635	85,042	2,625,593
Total Assets	2,925,991	85,768	2,840,223
Total Current and Total Liabilities	2,682,073	3,649,984	(967,911)

Our cash increased because, upon the acquisition of BergaMet, we were able to access their cash, and we issued notes payable to raise cash. Our total current assets and total assets increased for the same reason, including inventory in the amount of $2,343,828 as of March 31, 2019 that was owned by BergaMet. Our total current and total liabilities decreased during the three months ended March 31, 2018 primarily because we were able to shed over $1,000,000 of notes payable during the BergaMet acquisition. Our accumulated deficit decreased during the three months ended March 31, 2018 by $1,594,980 to $9,417,919 while our total stockholders’ equity increased by $2,840,223.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2018 was $339,650. Based on our current level of revenues and monthly burn rate of approximately $721,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $2,167,128 for the three months ended March 31, 2019, compared to $188,184 for the three months ended March 31, 2018. We use our cash for normal business operations.

Investing Activities

We had $1,963,321 cash flows provided by investing activities for the three months ended March 31, 2019, compared to zero for the three months ended March 31, 2018. The increase was primarily because of cash from the acquisition of BergaMet.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2019 was $542,971, compared to $194,583 for the three months ended March 31, 2018. The increase of $348,388 was primarily because of the proceeds of notes payable, offset in party by repayments of notes payable.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note Conversions

In January 2019, we issued an aggregate of 996,052 shares of our common stock, restricted in accordance with Rule 144, to two noteholders upon the partial conversion of promissory notes.

Acquisition of BergaMet and the Share Exchange Agreement

On February 4, 2019, we entered into a Share Exchange Agreement by and among the Company, BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”), and the members of BergaMet, whereby we issued and exchanged 97,409,678 shares of our common stock, restricted in accordance with Rule 144, for all of the outstanding equity securities of BergaMet.

Note Satisfaction Agreements

Prior to the Exchange described above, various holders of Convertible Promissory Notes agreed to convert their notes for an aggregate of 806,015 shares of common stock, restricted in accordance with Rule 144, prior to the Exchange.

Share Conversion Agreements

All of the holders of our Series A Convertible Preferred Stock (the “Preferred Holders”) entered into a Preferred Stock Conversion Agreement. Pursuant to the Conversion Agreements, the Preferred Holders converted their shares of preferred stock into common stock, effective as of the Exchange described above. As a result, no shares of our Series A Convertible Preferred Stock are outstanding. An aggregate of 15,592,986 shares of common stock, restricted in accordance with Rule 144, were issued to the Preferred Holders. The Preferred Holders agreed to convert each share of Series A Convertible Preferred Stock into eighteen (18) shares of our common stock.

Services

In February 2019, we issued 350,000 shares of our common stock, restricted in accordance with Rule 144, to one individual for services rendered.

All of the issuances of securities above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)       Exhibits

Exhibit Number	Name and/or Identification of Exhibit

10.1	Share Exchange Agreement dated February 4, 2019 entered into with BergaMet NA, LLC and its members

10.2	Form of Note Satisfaction Agreement

10.3	Form of Preferred Stock Conversion Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: May 28, 2020	/s/ Kevin Pitts
By: Kevin “Duke” Pitts
Its: President