Form 10-Q
period 2019-06-30
GREY CLOAK TECH INC.
filed 2020-05-29
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of May 27, 2020, there were 250,859,759 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30	DECEMBER 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$194,679	$485
Accounts receivable	23,088	—
Inventory	2,648,661	500
Prepaid expenses	—	—
Note receivable	—	79,295
Accrued interest receivable	—	4,762
Total current assets	2,866,427	85,042

Fixed assets, net of accumulated depreciation of $3,948 and $1,582, respectively	19,807	726
Website, net of accumulated amortization of $2,800 and $2,800, respectively	—	—
Trademarks	—	—
Deposit	—	—
Goodwill	193,260	—
Total other assets	213,067	726

TOTAL ASSETS	$3,079,493	$85,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$59,165	$57,340
Accounts payable - related party	—	15,000
Accrued payroll and taxes	—	—
Notes payable	79,667	63,000
Notes payable - related party	1,050,866	—
Convertible debt, net of discount of $0.00 and $195,187, respectively	166,750	654,453
Convertible debt - related party, net of discount of $0.00 and $8,871, respectively	371,876	61,223
Accrued interest payable	39,470	83,899
Accrued interest payable - related party	460,762	1,750
Derivative liabilities	885,411	2,713,319
Total current and total liabilities	3,113,967	3,649,984

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and 1,333,334 shares issued and outstanding, respectively	—	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 121,060,085 and 6,455,354 shares issued and outstanding, respectively	121,610	6,455
Additional paid-in capital	9,542,603	7,440,895
Accumulated deficit	(9,698,687)	(11,012,899)
Total stockholders' deficit	(34,474)	(3,564,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,079,493	$85,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,

	2019	2018	2019	2018

REVENUE	$201,040	$31,060	$298,313	$50,916

COST OF REVENUE	46,241	10,888	78,004	25,587

GROSS PROFIT	154,799	20,172	220,308	25,329

OPERATING EXPENSES
General and administrative	300,109	160,814	562,625	392,878
Total operating expenses	300,109	160,814	562,625	392,878

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(19,675)	(203,556)	(32,539)	(612,023)
Change in fair value on derivative	(113,407)	(62,472)	1,636,029	1,034,997
Loss on extinguishment of debt	—	—	53,038	(526,481)
Gain on sale of asset	—	6,951	—	6,951

Total other income (expense)	(133,082)	(259,077)	1,656,528	(96,556)

NET LOSS	$(278,392)	$(399,719)	$1,314,212	$(464,105)

Loss per share - basic and diluted	$(0.00)	$(0.21)	$0.01	$(0.28)

Weighted average number of shares outstanding - basic and diluted	98,883,192	1,876,051	110,612,376	1,669,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE MONTH ENDING JUNE 30, 2019 AND 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	1,333,334	$1,333	898,422	$900	$6,502,022	$(7,683,382)	$(1,179,127)

Issuance of common stock for debt conversion	—	—	5,556,932	5,555	920,453	—	926,008

Debt Forgiveness	—	—	—	—	18,420	—	18,420

Net loss for the period	—	—	—	—	—	(3,329,517)	(3,329,517)

Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Adjustment to issuance of common stock for debt conversion	—	—	—	—	149,700	—	149,700

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of sharess acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net loss for the period	—	—	—	—	—	1,314,212	1,314,212

Balance - June 30, 2019	0	0	121,610,085	121,610	9,542,603	$(9,698,687)	$(34,474)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS
	ENDED
	JUNE 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$1,314,212	$(464,105)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,904	7,870
Warrants issued for services	7,000
Non-cash interest	—	592,385
Non-cash compensation	108,260
Change in fair value on derivative liability	(1,827,908)	(1,034,997)
Loss on extinguishment of debt	53,038	526,481
Gain on sale of asset	—	(6,951)
Changes in operating assets and liabilities:
Accounts receivable	(23,088)	16,000
Inventory	(2,648,161)	19,548
Prepaid expenses	—	(5,000)
Accrued interest receivable	4,762	(1,573)
Deposits	—	(1,500)
Accounts payable	1,825	(22,113)
Accounts payable - related party	(15,000)	29,421
Accrued payroll and taxes	—	7,188
Accrued interest payable	(44,429)	34,385
Accrued interest payable - related party	459,012	744
Net Cash used in Operating Activities	(2,606,572)	(302,217)

Cash Flows from Investing Activities:

Purchase of fixed assets	(22,985)	—
Cash received from sale of asset	—	50,000
Purchase of BergaMet	1,907,010	—
Payments of note receivable	79,295	—
Cash flows provided by (used in) Investing Activities:	1,963,321	50,000

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,	134,241	194,583
Payments for repayment of convertible debt	(349,330)	—
Proceeds from issuance of noted payable	16,667	—
Proceeds from issuance of noted payable - related party	1,050,866	—
Payments for repayment of notes payable - related party	(15,000)
Liabilities assumed	—	—
Net Cash provided by Financing Activities	837,444	194,583

Increase (decrease) in cash	194,194	(57,634)
Cash at beginning of period	485	81,653
Cash at end of period	$194,679	$24,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has additionally acquired BergaMet NA, LLC which markets and sells heath supplemental products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2020.

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

June 30, 2019 and 2018

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment was recognized during the quarter ending June 30, 2019.

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

June 30, 2019 and 2018

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

Concentration

There is no concentration of revenue for the year ended December 31, 2018 and the six months ended June 30, 2019 because the revenue was earned from multiple customers. One customer accounted for 100% of total revenue earned during the year ended December 31, 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

June 30, 2019 and 2018

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

The change in Level 3 financial instrument is as follows:

Balance, April 1, 2019	$772,004
Issued during the three months ended June 30, 2019	—
Change in fair value recognized in operations	113,407
Converted during the three months ended June 30, 2019	—
Balance, June 30, 2019	$885,411

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

June 30, 2019 and 2018

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ending June 30, 2019, the Company recognized a gain on extinguishment of $394,208 from the conversion of convertible debt with a bifurcated conversion option.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2019 of $9,696,311. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired a new company as a wholly owned subsidiary.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 4 – RELATED PARTY

For the three months ended June 30, 2019 and 2018, the Company had expenses totaling $13,400 and $66,105, respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of June 30, 2019, there was $0 in accounts payable – related party. As of June 30, 2019, there was convertible debt of $371,876 and accrued interest payable of $5,5791 due to an officer and director.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of June 30, 2019, the Company had the following:

Unsecured convertible debt, due 04/13/20, 4% interest, converts at a 30% discount to market price based on the last 20 days trading price	61,876
Unsecured convertible debt, due 04/13/20, 4% interest, converts at $0.03 for a total of 10,333,333 shares	310,000
TOTAL	$371,876

As of June 30, 2019, the Company has an outstanding total of $5,791 in accrued interest for the above convertible notes.

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	7,150,106	$210,754
Unsecured Convertible debt #2	10,443,851	$302,999

NOTE 6 – NOTES PAYABLE

As of June 30, 2019, the Company had the following:

Unsecured debt with shareholders of the Company, due 01/17/2024, 4% interest.	$1,050,000
Unsecured debt with shareholders of the Company, due 02/04/2020, 4% interest, interest due quarterly.	79,667
Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Less: Discount	—
TOTAL	$1,130,533

As of June 30, 2019, the Company has an outstanding total of $456,501 in accrued interest for the above note and past obligations which are unpaid.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 7 – CONVERTIBLE DEBT

As of June 30, 2019, the Company had the following:

Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	166,750
Less: Discount	—
TOTAL	$166,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	9,401,887	$269,070
Unsecured Convertible debt #2	3,355,067	$95,775
Unsecured Convertible debt #3	494,262	$6,813

As of June 30, 2019, the Company has an outstanding total of $37,941 in accrued interest for the above convertible notes.

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

June 30, 2019 and 2018

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

As of June 30, 2019, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the six months ended June 30, 2019, the Company issued a total of 1,802,067 shares of common stock for the conversion of debt totaling $270,300 including interest of $31,774.

Warrant Issuances

As of June 30, 2019, there were 16,800 warrants outstanding, of which 8,800 warrants are fully vested.

Adjustment to Additional Paid in Capital (APIC)

On January 1, 2019, the Company made an adjustment to APIC of $149,699.40 due to preferred stock conversions back in 2017 and 2018.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

Eqova Life Science

On June 1, 2019, the Company decided to discontinue operating the Eqova Life Science division. The divisions last business activities occurred in May 2019. Due to the closure, the Company wrote off the common stock and APIC held from the purchase totaling $21,510 and retained earnings of $21,510 in the 2nd quarter of 2019.

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of June 30, 2019, the Company operated in three reportable segments (Corporate, CBD, Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the six months ended June 30, 2019.

	CONSOLIDATED	HEALTH SUPPLEMENTS	CBD	CORPORATE
Revenue	298,313	298,313	—	—
Cost of Revenue	78,004	77,504	500	—
Long-lived Assets	—	—	—	—
Gain Before Income Tax	1,316,587	(244,157)	92,609	1,468,136
Identifiable Assets	3,079,493	2,882,733	—	196,760
Depreciation and Amortization	3,904	3,574	—	330

The following table presents selected financial information about the Company’s reportable segments for the three months ended June 30, 2019.

	CONSOLIDATED	HEALTH SUPPLEMENTS	CBD	CORPORATE
Revenue	201,040	201,040	—	—
Cost of Revenue	46,741	46,241	—	—
Long-lived Assets	—	—	—	—
Loss Before Income Tax	(278,392)	(130,614)	(162)	(147,615)
Identifiable Assets	3,079,493	2,882,733	—	196,760
Depreciation and Amortization	2,290	2,191	—	99

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 12 – SUBSEQUENT EVENTS

Note Conversion Agreements and Advance Conversion Agreements

Effective April 13, 2020, we entered into a total of eighteen (18) agreements (16 Note Conversion Agreements and 2 Advance Conversion Agreements) whereby an aggregate of $1,508,407.84 in outstanding principal and accrued interest was converted into an aggregate of 39,248,714 shares of our common stock. The conversion price was either $0.03 per share or $0.05 per share, depending on the individual agreement. The conversions included notes and advances held by our officers and directors and our largest shareholder, as follows:

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

Summary Overview

We were formed in December 2014. We had revenues of $67,131 in the year ended December 31, 2018 from a variety of sources. We had revenues of $298,313 for the six months ended June 30, 2019, which included $97,273 for the three months ended March 31, 2019. In March 2018, we discontinued our previous business to shift our focus solely to sales of our hemp oil and nutraceutical products.

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

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. To date, we know of no other hemp oil company exclusively focused on the practitioner market, leaving it largely underserved. According to The Hemp Business Journal, CBD products marketplace are projected to grow by 700% by 2020 with annual sales reaching $2.1 billion. With a head start in a growing marketplace, we believe that Eqova provides us with a prime growth opportunity with an established business. Revenues of our hemp oil products from the acquisition of Eqova for the year ended December 31, 2018 were $64,384, compared to $0 for the six months ended June 30, 2019 and $0 for the three months ended March 31, 2019. We closed this business in the second quarter of 2019.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Introduction

We had revenues of $201,040 and $298,313 for the three and six months ended June 30, 2019, compared to $31,060 and $50,916 for the three and six months ended June 30, 2018. Revenues for the three months ended March 31, 2019 were $97,273. Our revenues for the three months ended June 30, 2019 were over 200% higher than the immediately preceding quarter.

Our operating expenses were $300,109 and $562,625 for the three and six months ended June 30, 2019, compared to $160,814 and $392,878 for the three and six months ended June 30, 2018. Operating expenses for three months ended March 31, 2019 were $262,516. Our operating expenses were 14% higher for the three months ended June 30, 2019 than the immediately preceding quarter.

Our operating expenses for all periods consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$201,040	$31,060	$298,313	50,916

Cost of Revenue	46,241	10,888	78,004	25,587

Operating expenses:
General and administrative	300,109	160,814	562,625	392,878
Total operating expenses	300,109	160,814	562,625	392,878

Other income (expense)
Interest expenses, net of interest income	(19,675)	(203,556)	(32,539)	(612,023)
Change in fair value on derivative	(113,407)	(62,472)	1,636,029	1,034,997
Loss on extinguishment of debt	—	—	53,038	(526,481)
Gain on sale of asset	—	6,951	—	6,951
Total other income (expense)	(133,082)	(259,077)	1,656,528	(96,556)

Net income (loss)	$(278,392)	$(399,719)	$1,314,212	(464,105)

Revenues

Revenues were $201,040 and $298,313 for the three and six months ended June 30, 2019, compared to $31,060 and $60,916 for the three and six months ended June 30, 2018, an increase of 647% and 489%, respectively. The increase supports the transition to our new business selling health nutrition products.

Cost of Revenue

Cost of revenue was $46,241 and $78,004 for the three and six months ended June 30, 2019, compared to $10,888 and $25,587 for the three and six months ended June 30, 2018, an increase of 424% and 304%, respectively. Gross profit was $154,799 and $220,308 for the three and six months ended June 30, 2019, compared to $20,172 and $25,329 for the three and six months ended June 30, 2018, an increase of 767% and 870%, respectively.

Cost of revenue as a percentage of revenues was 23% for the three months ended June 30, 2019, compared to 26% for the six months ended June 30, 2019.

General and Administrative

General and administrative expenses were $300,109 and $562,625 for the three and six months ended June 30, 2019, compared to $160,814 and $392,878 for the three and six months ended June 30, 2018. In the three months ended June 30, 2019, general and administrative expenses consisted mainly of professional fees of $26,095, consulting fees of $126,916, salary and wages of $37,272, postage of $12,608, advertising of $36,389, and transfer agent and filing fees of $2,122. In the three months ended June 30, 2018, general and administrative expense consisted mainly of professional fees of $15,087, consulting fees of $1,843, salary and wages of $39,750, postage of $42, advertising of $1,080, and transfer agent and filing fees of $233.

Other Income (Expense)

Other income (expense) was $(133,082) and 1,656,528 for the three and six months ended June 30, 2019, compared to $(259,077) and $(96,556) for the three and six months ended June 30, 2018, a decrease of over 1,344% in 2019 and 268% in 2018. In the three months ended June 30, 2019, other income (expense) consisted of interest expense, net of interest income of $(19,675), and change in fair value on derivative of $(113,407). Other income (expense) for the three months ended June 30, 2018 consisted of interest expense, net of interest income of $(203,556), change in fair value on derivative of $62,472, and gain on sale of asset of $6,951.

Net Income (Loss)

Net income (loss) was $(278,392) and $1,314,212, or $0 and $0.01 per share, for the three and six months ended June 30, 2019, compared to $(399,719) and $(464,105), or $(0.21) and ($0.28) per share, for the three and six months ended June 30, 2018.

Net income increased in 2019 primarily because of a change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2019, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2018 was $485, as of March 31, 2019 was $339,650, and as of June 30, 2019 was $194,679. The increase in cash on hand over December 31, 2018 was primarily from the purchase of BergaMet and proceeds from the issuance of notes payable. Our monthly cash flow burn rate for 2018 was approximately $27,400, for the three months ended March 31, 2019 it was approximately $721,000, and for the six months ended June 30, 2019 it was approximately $432,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30,	December 31,	Increase/
	2019	2018	(Decrease)

Cash	$194,679	$485	$194,194
Total Current Assets	2,866,427	85,042	2,781,385
Total Assets	3,079,493	85,768	2,993,725
Total Current and Total Liabilities	3,113,967	3,649,984	$(536,017)

Our cash increased because, upon the acquisition of BergaMet, we were able to access their cash, and we issued notes payable to raise cash. Our total current assets and total assets increased for the same reason, including inventory in the amount of $2,648,661 as of June 30, 2019 that was owned by BergaMet. Our total current and total liabilities decreased during the six months ended June 30, 2019 primarily because we were able to shed over $1,000,000 of notes payable during the BergaMet acquisition. Our accumulated deficit decreased during the six months ended June 30, 2018 by $1,314,212 to $9,698,687 while our total stockholders’ deficit decreased by $3,529,742.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2019 was $194,679. Based on our current level of revenues and monthly burn rate of approximately $432,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $2,597,265 for the six months ended June 30, 2019, compared to $302,217 for the six months ended June 30, 2018. We use our cash for normal business operations.

Investing Activities

We had $1,963,321 cash flows provided by investing activities for the six months ended June 30, 2019, compared to $50,000 for the six months ended June 30, 2018. The increase was primarily because of cash from the acquisition of BergaMet.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2019 was $828,137, compared to $194,583 for the six months ended June 30, 2018. The increase of $633,554 was primarily because of the proceeds of notes payable, offset in party by repayments of notes payable.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the three months ended June 30, 2019.

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