Form 10-K
period 2019-12-31
GREY CLOAK TECH INC.
filed 2020-08-10
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Grey Cloak Tech Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-2594704 (I.R.S. Employer Identification No.)
6445 South Tenaya Way Las Vegas, NV (Address of principal executive offices)	89113 (Zip Code)

Registrant’s telephone number, including area code (702) 201-6450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None		None

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as July 27, 2020 was $2,458,608, based on the last sale price of $0.03 on June 30, 2019.

As of July 27, 2020, there were 264,059,759 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

GREY CLOAK TECH INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation (“Eqova”). Eqova was a wholly-owned subsidiary through which we conduct our hemp oil product business. We closed this business in the second quarter of 2019.

In November 2017, we formed Healthy Extracts, LLC, a wholly-owned subsidiary through which we conduct some of our CBD business.

On February 4, 2019, we acquired BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”). BergaMet is a wholly-owned subsidiary through which we conduct our nutraceuticals business.

On April 3, 2020, we acquired Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”). UBN is a wholly-owned subsidiary through which we conduct our plant-based neuro-products business.

Overview

Beginning with the acquisition of Eqova in 2017, we began to transition away from our software services business and shifted our focus to new lines of business. Eqova was focused on the production and sale of hemp oil products through the medical practitioner market. The addition of BergaMet, an established company that was already generating revenues when we acquired it, added unique products that fit nicely with our existing business. We plan on expanding our product line to other nutraceuticals.

BergaMet NA, LLC

On February 4, 2019, we issued and exchanged shares of our common stock for all of the outstanding equity securities of BergaMet.

Through the exchange, we were able to secure funds in BergaMet to pay off debt and provide capital for operations. We paid an aggregate of $353,908 and now owe another $164,578 to retire convertible debt. Prior to the exchange, we also entered into agreements with other holders of convertible debt to convert their notes for an aggregate of 806,015 shares of common stock. We also entered into conversion agreements with the holders of our Series A Convertible Preferred Stock whereby all of the outstanding preferred stock was converted for an aggregate of 15,592,986 shares of common stock. The conversion and repayment of the preferred stock and convertible debt have greatly improved our capitalization structure.

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

Ultimate Brain Nutrients, LLC

On April 3, 2020, we entered into a Share Exchange Agreement with Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”), and the members of UBN, whereby we issued and exchanged 90,000,960 shares of our common stock for all of the outstanding equity securities of UBN. UBN is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange were equal to approximately 42.5% of our outstanding common stock immediately following the exchange.

UBN is a science-based company that develops unique, plant-based superior health technology neuro-products that provide natural brain solutions. UBN has numerous proprietary products, with four unique patent-pending formulations and one patent issued.

The Market

Bergamot

BergaMet, LLC holds the rights to distribute BergaMet products in the United States and Mexico.

Bergamot, or citrus bergamia, is a rare citrus fruit native to the Calabrian region of Southern Italy. Due to sensitivity to the weather and soil conditions, this region accounts for 80 percent of the worldwide production of bergamot. This superfruit has been used for decades in the Calabrian regions for its beneficial effects in promoting overall health - particularly, in support of cholesterol, cardiovascular, and metabolic health. Citrus bergamot contains five unique antioxidant polyphenols in unusually concentrated amounts, which help protect your body’s trillions of cells from free radical damage. The juice and albedo of bergamot has a unique profile of flavanoid and glycosides, such as neoeriocitrin, neohesperidin, naringin, rutin, neodesmin, rhoifolin, and poncirin. Naringin has been shown to be beneficial in animal models of atherosclerosis, while neoeriocitrin and rutin have been found to exhibit a strong capacity to prevent LDL from oxidation. Importantly, bergamot juice is rich in brutieridine and melitidine with an ability to inhibit HMG-CoA reductase, which inhibits the liver’s ability to produce LDL, resulting in reduced cholesterol levels in liver cells.

BergaMet sells its bergamot products in capsule form on its website and on distribution sites such as Amazon.

[1] These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

Bergamot Products

Our bergamot products are sold in capsule form under the following product labels:

•	BergaMet Pro+
•	BergaMet Mega+O
•	BergaMet HERHEART
•	BergaMet Cholesterol Command
•	BergaMet SPORTSHEART

Ultimate Brain Nutrients

Our UBN subsidiary is a science-based company that develops unique, plant-based superior health technology neuro-products that improve brain health, including memory, cognition, focus and neuro-energy.

UBN’s KETONOMICS® proprietary formulations – targeting brain activity, focus, headache and cognitive behavior — provide multiple intellectual property license opportunities for monetizing the company’s portfolio. Sales and Licensing opportunities include multiple beverage formats, individual products, proprietary mixtures and other food platforms.

UBN has five unique formulation patents – one issued and four pending – targeting brain activity, focus, headache and cognitive behavior.

UBN's (http://UBNutrients.com) mission is to naturally ‘Create Better Lifestyles with Superior Health Technology’ through our science-based products.” UBN’s all-natural, sugar-free and caffeine-free proprietary formulations are the result of 20 years of scientific research and are positioned to provide consumer neuro-products that are natural brain solutions. UBN’s KETONOMICS® supplementation has also been studied in sports physiology, with specific regard to its potential benefits for competitive performance and endurance

UBN Products

Over 50 million Americans consume unhealthy energy shots and drinks each day, while the neuro/energy market generates over $16 billion per year in revenue[2]. Within this growing market, UBN is advancing its position to meet rising consumer demand for healthy, science-based options with clinical studies. The company’s KETONOMICS® proprietary formulations have been proven to naturally elevate brain energy and function, including memory, cognition and focus.

UBN’s KETONOMICS® supplementation has also been studied in sports physiology, with specific regard to its potential benefits for competitive performance and endurance.

Patents and Intellectual Property Rights

Our subsidiary, UBN, has four unique patent-pending formulations and one patent issued. We have not otherwise filed for any intellectual property protection. However, we rely on intellectual property law that may include a combination of copyright, trade secret and confidentiality agreements to protect our intellectual property. Our employees and independent contractors will be required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

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

[2]https://financial-news-now.com/nootropic-beverages-set-to-take-over-the-16-billion-dollar-energy-drink-market/.

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

Employees

As of the date hereof, we do not have any employees other than our officers and directors. BergaMet has 2 employees, and UBN does not have any employees but uses outside contract help on an as-needed basis. Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

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

We were incorporated on December 19, 2014 and we have not fully developed our proposed business operations and have not yet experienced significant revenue. We have a limited operating history upon which an evaluation of our future success or failure can be made, and we recently shifted focus to a new line of business with the acquisition of BergaMet and UBN. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2019, was ($10,529,823), of which most is due to interest expense, change in value of derivative instruments and professional fees in connection with our formation and initial stock offering. Based on our cash position of $133,451 as of December 31, 2019, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

Our officers and directors own stock representing less than 3% of shareholder votes; however, if you add in our controlling shareholder, Jay Decker, they hold approximately 67% of shareholder votes. As a result they will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

Our current officers and directors may set salaries and perquisites in the future which we are unable to support with our current assets.

Although our officers and directors have written employment or services agreements, our officers and directors may decide to award themselves higher salaries and other benefits but all changes to these agreements will need to be approved by the Board of Directors. We do not have significant revenues, and there is no guarantee that we will have significant revenue in the near future. If we do not increase our revenues, we will be unable to support any higher salaries or other benefits for management, which may cause us to cease operations.

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

We have incurred costs in completing the transactions with BergaMet and UBN, and failure to successfully integrate those businesses into each other and with our own will have an adverse impact on our financial position and prevent us from obtaining the benefits that the transaction would have given us.

We have recently completed our acquisitions of BergaMet and UBN. Our executives have spent considerable time and incurred legal and accounting costs in the acquisitions. If we are unable to fully integrate those businesses into our business or maintain their existing customer base, we will not be able to acquire the technologies, partnerships and potential customers that the transaction was intended given us. The increase in acquisition and integration costs without the corresponding benefit will have an adverse impact on our financial statements and foreclose potential revenue-producing opportunities in the near future.

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

Jay Decker has beneficial ownership of our common stock with over 60% of the shareholder votes. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

We are authorized to issue 2,500,000,000 shares of common stock. Of these authorized shares, 264,059,759 shares are issued and outstanding as of July 27, 2020. Therefore, we are authorized to issue up to an additional 2.25 billion unissued shares of our common stock that may be issued by us for any purpose without the further consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 7,634,340 shares of our common stock, representing less than 3% of our total issued shares; however, with the addition of our largest shareholder, they own a combined 171,306,174 shares. Each individual officer, director, and control party may be able to sell up to 1% of our outstanding stock (currently approximately 2.5 million shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2019 and 2018, and the first quarter and partial second quarter of the fiscal year ended December 31, 2020, as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2020	Second Quarter	$0.089	$0.021
	First Quarter	$0.05	$0.02

2019	Fourth Quarter	$0.105	$0.0313
	Third Quarter	$0.06	$0.0165
	Second Quarter	$0.074	$0.03
	First Quarter	$0.095	$0.0056

2018	Fourth Quarter	$0.035	$0.0051
	Third Quarter	$0.275	$0.022
	Second Quarter	$0.48	$0.10
	First Quarter	$2.13	$0.15

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

Holders

As of July 27, 2020, there were 264,059,759 shares of our common stock issued and outstanding and held by 70 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2019, we had not made any awards under the Plan.

Recent Issuance of Unregistered Securities

The following issuances of unregistered securities occurred after September 30, 2019:

Convertible Notes

From October 30, 2019 through December 26, 2019, we executed convertible notes to Jay Decker, Shelton S. Decker, Logan Decker, Kevin Pitts, and Innovation Group Holdings, LLC as follows:

Date	Noteholder	Principal Amount
10/30/2019	Jay Decker	$400,000
12/20/2019	Jay Decker	$150,000
12/20/2019	Shelton S. Decker	$25,000
12/20/2019	Logan Decker	$25,000
12/20/2019	Kevin Pitts	$50,000
12/20/2019	Innovation Group Holdings, LLC	$25,000
12/26/2019	Jay Decker	$25,000

Each note bears interest at the rate of 8%. Conversion of the notes is not allowed to the extent the conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of our outstanding shares of common stock. The conversion price of the notes is $0.03 per share.

On October 3, 2019, we received the last of three (3) signed convertible notes issued to Jay W. Decker, a related party, each with a different effective date. The table below shows the effective date of each note, the amount of the note, the interest rate, the maturity date and the purchaser of the note:

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

The convertible notes were offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The investors have represented that each is an accredited investor, as defined in Regulation D, and has acquired the convertible notes for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The convertible notes were not issued through any general solicitation or advertisement.

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

Summary Overview

We were formed in December 2014. We had revenues of $748,377 in the year ended December 31, 2019, and $67,131 in the year ended December 31, 2018.

Eqova Life Sciences

On October 17, 2017, we acquired Eqova Life Sciences, a Nevada corporation, through an exchange of shares of our Series A Convertible Preferred Stock for all of the outstanding equity interest of Eqova. As part of the Exchange, we brought on Eqova’s President and Director, Patrick Stiles, to serve as our President and Chief Executive Officer and as a Director on our Board of Directors. Mr. Stiles resigned in September 2018.

Eqova is a medically-focused CBD company that develops clinical grade full spectrum hemp oil products, sold exclusively via partnerships with licensed medical practitioners to use with their patients. We believed that Eqova provided us with a prime growth opportunity with an established business. Revenues of our hemp oil products from the acquisition of Eqova for the year ended December 31, 2018 were $64,384, but were $0 in 2019. We closed this business in the second quarter of 2019.

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

Ultimate Brain Nutrients, LLC

On April 3, 2020, we entered into a Share Exchange Agreement with Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”), and the members of UBN, whereby we issued and exchanged 90,000,960 shares of our common stock for all of the outstanding equity securities of UBN. UBN is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange were equal to approximately 42.5% of our outstanding common stock immediately following the exchange.

UBN is a science-based company that develops unique, plant-based superior health technology neuro-products that provide natural brain solutions. UBN has numerous proprietary products, with four unique patent-pending formulations and one patent issued.

Financial results for UBN are not included in this Management’s Discussion and Analysis because it was acquired after the year ended December 31, 2019.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2019, we have incurred accumulated net losses of $10,380,123. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2019 and 2018

Introduction

We had revenues of $748,377 for the year ended December 31, 2019, an eleven-fold increase over the year ended December 31, 2018. Our cost of revenue for the year ended December 31, 2019 was $524,494, or 70% of revenues. Our operating expenses were $1,163,745 for the year ended December 31, 2019, and consisted primarily of salaries and consulting fees paid to related parties and consulting, financing and loan fees, legal and professional fees.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/ (Decrease)

Revenue	$748,377	$67,131	$681,246
Cost of Revenue	524,494	28,590	495,904

Operating expenses:
General and administrative	1,163,745	546,025	617,720
Total operating expenses	1,163,745	546,025	617,720

Net operating loss
Other income/(expense)	1,572,639	(2,815,775)	4,388,414
Income (loss) from discontinued operations – (net of tax benefit)	—	(6,258)	6,258

Net gain/(loss)	$632,776	$(3,329,517)	$3,962,293

Revenues

We had revenues of $748,377 and $67,131 for the years ended December 31, 2019 and 2018, respectively. We did not have a concentration issue, as we have had in the past, because our revenue came from a variety of sources.

Cost of Revenue

Cost of revenue was $524,494 and $28,590 for the years ended December 31, 2019 and 2018, respectively, and consisted of wholesale product costs and packaging.

General and Administrative

General and administrative expense was $1,163,745 and $546,025 for the years ended December 31, 2019 and 2018, an increase of $617,720. The increase was related to our acquisition of BergaMet, and increased administrative costs associated with being a public company. In the year ended December 31, 2019, general and administrative expense consisted mainly of consulting $435,357, selling expenses of $114,680, salary and wages of $158,950, transfer agent and filing fees of $8,002, and accounting and legal fees of $216,546. In the year ended December 31, 2018, general and administrative expense consisted mainly of consulting $3,893, selling expenses of $9,141, salary and wages of $43,750, transfer agent and filing fees of $3,033, and accounting and legal fees of $106,923.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $939,863 and $507,484 for the years ended December 31, 2019 and 2018, respectively, a gain of $432,379.

Other Income and Expense

Other income (expense) was $1,572,639 and $(2,815,775) for the years ended December 31, 2019 and 2018, respectively, an increase of $4,388,414, of which $1,607,083 was a change in fair value of derivative.

Net Gain/(Loss)

Our net gain for the year ended December 31, 2019 was $632,776, or $0.01 per share, and our net loss for the year ended December 31, 2018 was $3,329,517, or $(1.21) per share, an increase of $3,962,293.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2019 and 2018, because we generated only nominal revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2019 was $133,451. Our monthly cash flow burn rate in 2019 (not including inventory purchases) was approximately $46,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. With the acquisitions of BergaMet (and subsequent to year-end, UBI), we expect to see an increase in revenues over the next few years that will help us maintain the cash we need to operate our business.

However, we have incurred additional expenses in these acquisitions and the additional costs to be incurred through this expansion of our operations will increase our need for additional cash flow.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018	Change

Cash	$133,451	$485	$132,966
Total Current Assets	3,241,083	85,042	3,156,041
Total Assets	3,449,526	85,768	3,363,758
Total Current Liabilities	4,315,136	3,649,984	665,152
Total Liabilities	$4,315,136	$3,649,984	$665,152

Our cash increased by $132,966 as of December 31, 2019 as compared to December 31, 2018. Our total current assets increased by $3,156,041, from $85,042 to $3,241,083, as a result of our increase in inventory and goodwill associated with the BergaMet acquisition. Our total assets increased by $3,363,758, from $85,768 to $3,449,526, for primarily the same reasons.

Our current and total liabilities increased by 665,152, from $3,649,984 as of December 31, 2018 to $4,315,136 as of December 31, 2019. Our total liabilities as of the year ended December 31, 2019 consisted primarily of convertible debt – related party of $1,341,876, derivative liabilities of $1,060,388, and notes payable – related party of $1,050,866. The change in derivative liabilities results from the adjustable conversion rate on our convertible debt and warrants.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2019 was $133,451. Our monthly cash flow burn rate in 2019 (not including inventory purchases) was approximately $46,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2019 and 2018 was $3,488,099 and $328,751, respectively, an increase of $3,159,348. Our net cash used in operating activities for December 31, 2019 consisted primary of net income of $632,776, offset by inventory expense of $(3,080,658) and a change in fair value on derivative liability of $(1,652,931). Our net cash used in operating activities for December 31, 2018 consisted primary of a net loss of $3,329,517, offset by non-cash compensation of $1,276,952, a change in fair value on derivative liability of $184,643, and loss on extinguishment of debt of $526,481.

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2019 and 2018 was $1,813,621 and $50,000, respectively, an increase of $1,763,621. The increase in 2019 was primarily from the purchase of BergaMet.

Financing

Our net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $1,807,444 and $197,583, respectively, an increase of $1,609,861. The increase in 2019 was primarily due to proceeds from the issuance of convertible debt of $1,104,241 and proceeds from the issuance of notes payable – related party of $1,050,866.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm	F-1 to F-2

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3

Consolidated Statement of Operations for the year ended December 31, 2019 and 2018	F-4

Consolidated Statement of Stockholders’ Deficit for the year ended December 31, 2019 and 2018	F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2019 and 2018	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Grey Cloak Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Grey Cloak Tech Inc. (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

August 7, 2020

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2018. As of December 31, 2018, the Company had a negative working capital. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
March 29, 2020

GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	DECEMBER	DECEMBER
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$133,451	$485
Accounts receivable	26,473	—
Inventory	3,081,158	500
Accrued interest receivable	—	4,762
Total current assets	3,241,083	5,747

Fixed assets, net of accumulated depreciation of $6,282 and $1,582, respectively	15,183	726
Note receivable	—	79,295
Goodwill	193,260	—
Total other assets	208,443	80,021

TOTAL ASSETS	$3,449,526	$85,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$21,125	$57,340
Accounts payable - related party	—	15,000
Accrued liabilities	53,341	—
Notes payable	79,667	63,000
Notes payable - related party	1,050,866	—
Convertible debt, net of discount of $0.00 and $15,960, respectively	166,750	654,453
Convertible debt - related party, net of discount of $0.00 and $30,853, respectively	1,341,876	61,223
Accrued interest payable	49,902	83,899
Accrued interest payable - related party	491,221	1,750
Derivative liabilities	1,060,388	2,713,319
Total current and total liabilities	4,315,136	3,649,984

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
none and 1,333,334 shares issued and outstanding, respectively	—	1,333
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
121,040,150 and 3,028,030 shares issued and outstanding, respectively	121,610	6,455
Additional paid-in capital	9,392,903	7,440,895
Accumulated deficit	(10,380,123)	(11,012,899)
Total stockholders' deficit	(865,610)	(3,564,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,449,526	$85,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 2019 AND 2018

(Unaudited)

	2019	2018

REVENUE	$748,377	$67,131

COST OF REVENUE	524,494	28,590

GROSS PROFIT	223,882	38,541

OPERATING EXPENSES
General and administrative	1,031,745	306,944
General and administrative - related party	132,000	239,081
Total operating expenses	1,163,745	546,025

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(16,745)	(1,266,470)
Interest expense - related party	(70,738)	(1,500)
Change in fair value on derivative	1,607,083	(184,643)
Gain/(loss) on extinguishment of debt	53,038	(526,481)
Impairment of goodwill	—	(843,632)
Gain/(loss) on sale of asset	—	6,951

Total other income (expense)	1,572,639	(2,815,775)

Net loss before income tax provision	632,776	(3,323,259)

Income tax provision	—	—

Net income/loss from continuing operations	632,776	(3,323,259)
Income (loss) from discountiinued operations - (net of tax benefit)	—	(6,258)

NET INCOME/(LOSS)	$632,776	$(3,329,517)

Loss per share - basic and diluted	$0.01	$(1.21)

Weighted average number of shares outstanding - basic and diluted	110,612,376	2,747,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

 FOR THE YEARS ENDING DECEMBER 2019 AND 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	1,333,334	$1,333	898,422	$900	$6,502,022	$(7,683,382)	$(1,179,127)

Issuance of common stock for debt conversion	—	—	5,556,932	5,555	920,453	—	926,008

Debt Forgiveness	—	—	—	—	18,420	—	18,420

Net loss for the period	—	—	—	—	—	(3,329,517)	(3,329,517)

Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of shares acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net income for the period	—	—	—	—	—	632,776	632,776

Balance - December 31, 2019	0	0	121,610,085	121,610	9,392,903	$(10,380,123)	$(865,610)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE YEAR
	ENDED DECEMBER
	2019	2018
Cash Flows from Operating Activities:
Net Income/(Loss)	$632,776	$(3,329,517)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,527	8,332
Warrants issued for services	7,000	—
Non-cash interest	—	1,296,056
Non-cash compensation	108,260	—
Change in fair value on derivative liability	(1,652,931)	184,643
Loss on extinguishmnent of debt	53,038	526,481
Gain on sale of asset	—	(6,951)
Impairment of asset	—	843,632
Changes in operating assets and liabilities:
Accounts receivable	(26,473)	16,000
Inventory	(3,080,658)	47,966
Prepaid expenses	—	—
Accrued interest receivable	4,762	(3,172)
Deposits	—	—
Accounts payable	(36,215)	(10,024)
Accounts payable - related party	(15,000)	29,420
Accrued liabilities	53,341	—
Accrued interest payable	(33,997)	67,792
Accrued interest payable - related party	489,471	591
Net Cash used in Operating Activities	(3,488,099)	(328,751)

Cash Flows from Investing Activities:

Purchase of fixed assets	(22,985)	—
Cash received from sale of asset	—	50,000
Purchase of BergaMet	1,757,310	—
Payments of note receivable	79,295	—
Cash flows provided by (used in) Investing Activities:	1,813,621	50,000

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,	1,104,241	194,583
Payments for repayment of convertible debt	(349,330)	—
Proceds from issuance of noted payable	16,667	3,000
Proceds from issuance of noted payable - related party	1,050,866	—
Payments for repayment of notes payable - related party	(15,000)
Net Cash provided by Financing Activities	1,807,444	197,583

Increase (decrease) in cash	132,966	(81,168)
Cash at beginning of period	485	81,653
Cash at end of period	$133,451	$485

Supplemental disclosure of cash flow information of non-cash financing activities:
Common stock issued in connection with debt conversions	$—	$926,008
Conversion of debt for shares of common stock	$—	$18,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has additionally acquired BergaMet NA, LLC which markets and sells heath supplemental products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the year ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2020.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

Sharerails Note Receivable and Accrued Interest

The Company decided to write off the money loaned to Sharerails as being not collectible. The amount written off was $84,057.06.

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of December 31, 2019 and 2018, the total of inventory which was written off as an inventory allowance was $424,958 and $324,01

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Upon sale or disposal of property and equipment, the related asset cost and accumulated depreciation or amortization are removed from the respective accounts and any gain or loss is reflected in current operations.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present after working through our analysis of goodwill during the year ending December 31, 2019.

The Company has determined that the method applied represents the fair value of the asset group principally because the valuation of the intangibles with the asset group is based on the anticipated cash flows related to the revenue stream from its customers. The asset group excludes goodwill, long term non-operational assets and liabilities and cash. As such, the principal value from the asset group relates to the cash inflows from its customers and the cash outflows required to service these customers. The fair value for the asset group consists of the following:

•         Fair value of net revenues: computed using the income approach. The key input to these computations is the anticipated cash inflows from customers. These valuations include 100% of the cash inflows related to the customer base, and taking cash outflows into consideration.

•         Fair value of working capital (including accounts receivable, inventory, accrued expenses, and accounts payables). Due to the short-term nature of the working capital, book value has been determined to be fair value. These accounts represent either avoided future outflows (inventory, prepaids) or future cash flows (accrued expense, AP and AR) related to customer sales.

•         Fair value of five years of revenue (2019 to 2023): we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

The Company’s revenue streams align directly with the intangibles, which were recorded as a result of the BergaMet acquisition in fiscal 2019. For purposes of the Step 2 recoverability test under ASC 360 subsection 2.3., the net revenues from BergaMet customers base were used. The revenue stream fairly reflects anticipated future cash flows; accordingly, the intangibles associated with these revenue streams have been tested with the expected cash flows.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

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

Concentration

There is no concentration of revenue for the year ended December 31, 2018 and the year ended December 31, 2019.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2018	$1,822,568
Issued during the year ended December 31, 2018	868,591
Change in fair value recognized in operations	184,643
Converted during the year ended December 31, 2018	(162,483)
Balance, December 31, 2018	$2,713,319

Balance, January 1, 2019	$2,713,319
Issued during the year ended December 31, 2019	638,419
Change in fair value recognized in operations	(613,662)
Converted during the year ended December 31, 2019	(1,677,688)
Balance, December 31, 2019	$1,060,388

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ended December 31, 2019, the Company recognized a gain on extinguishment of $394,208 from the conversion of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2019 of $10,529,823. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired a new company as a wholly owned subsidiary.

NOTE 4 – RELATED PARTY

For the year ended December 31, 2019 and 2018, the Company had expenses totaling $40,194 and $239,081, respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations As of December 31, 2019, there was convertible debt of $1,341,876 and accrued interest payable of $32,115 due to an officer and director, employees, and shareholders.

NOTE 5 – NOTES RECEIVABLE

As of December 31, 2019 and 2018, the Company had the following:	2019	2018

Unsecured note receivable, due 02/04/2020, 4% interest.	0	79,295

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

NOTE 6 – CONVERTIBLE DEBT – RELATED PARTY

As of December 31, 2019 and 2018, the Company had the following:	2019	2018
Unsecured note receivable, due 02/04/2020, 4% interest.	$0	$30,000
Unsecured convertible debt, due 04/13/20, 4% interest, converts at a 30% discount to market price based on the last 20 days trading price	61,876	62,076
Unsecured convertible debt, due 04/13/20, ranging between 4% and 8% interest, converts at $0.03 for a total of 19,333,333 shares	580,000	0
Unsecured convertible debt, due 04/13/20, 8% interest, converts at $0.05 for a total of 14,000,000 shares	700,000	0
Less: Discount	0	(30,853)
TOTAL	$1,341,876	$61,223

As of December 31, 2019 and 2018, the Company has an outstanding total of $32,115 and $0 in accrued interest for the above convertible notes.

Below represent the Black-Scholes Option Pricing Model calculations, as of December 31, 2019, for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	7,144,712	$180,416
Unsecured Convertible debt #2	20,083,056	$398,805
Unsecured Convertible debt #3	14,120,666	$239,614

NOTE 7– NOTES PAYABLE

As of December 31, 2019 and 2018, the Company had the following:	2019	2018
Unsecured debt with shareholders of the Company, due 01/17/2024, 4% interest.	$1,050,000	$0
Unsecured debt with shareholders of the Company, due 02/04/2020, 4% interest, interest due quarterly.	79,667	0
Unsecured debt with shareholders of the Company, no due date, 0% interest,	866	0
Unsecured debt with shareholders of the Company, due 08/20/18, 15% interest, interest due quarterly, convertible into shares of Eqova	0	60,000
Unsecured debt with a shareholder of the Company, due 03/25/19, 10% interest, interest due at maturity	0	3,000
Less: Discount	0	0
TOTAL	$1,130,533	$63,000

As of December 31, 2019 and 2018, the Company has an outstanding total of $461,888 and $2,268 in accrued interest for the above note and past obligations which are unpaid.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

NOTE 8 – CONVERTIBLE DEBT

As of December 31, 2019 and 2018, the Company had the following:	2019	2018
Unsecured convertible debt, due 8/24/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	$0	$110,000
Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000	110,000
Unsecured convertible debt, due 10/04/18, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000	50,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000	50,000
Unsecured convertible debt, may borrow up to $300,000, due 10/04/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	0	24,883
Unsecured convertible debt, may borrow up to $300,000, due 11/09/18, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	0	45,000
Unsecured convertible debt, may borrow up to $300,000, due 01/08/19, 8% interest, converts at a 44% discount to market price based on the last 20 days trading price	0	40,000
Unsecured convertible debt, due 08/17/17, 12% interest, converts at a 45% discount to market price based on the last 20 days trading price	0	9,500
Unsecured convertible debt, due 01/23/18, 8% interest, converts at the lower of $0.04 or a 40% discount to market price based on the last 20 days trading price	0	17,000
Unsecured convertible debt, due 10/26/18, 8% interest, converts at a 45% discount to market price based on the last 20 days trading price	0	10,000
Unsecured convertible debt, due 06/26/18, 9% interest, converts at a 42% discount to market price based on the last 15 days trading price	0	22,095
Unsecured convertible debt, due 03/31/19, 10% interest, converts at a 30% discount to market price based on the last 20 days trading price	0	22,250
Unsecured convertible debt, due 12/01/17, 12% interest, converts at a 50% discount to market price based on the last 20 days trading price	0	66,000
Unsecured convertible debt, due 06/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	0	8,935
Unsecured convertible debt, due 07/30/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	0	43,000
Unsecured convertible debt, due 10/10/18, 12% interest, converts at a 39% discount to market price based on the average of the lowest 2 trading prices in the last 15 days trading price	0	35,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750	6,750
Less: Discount	0	(15,960)
TOTAL	$166,750	$654,453

 Below represent the Black-Scholes Option Pricing Model calculations, as of December 31, 2019, for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	9,658,494	$175,636
Unsecured Convertible debt #2	3,410,757	$ 59,098
Unsecured Convertible debt #3	500,676	$ 6,819

As of December 31, 2019 and 2018, the Company has an outstanding total of $48,891 and $78,842 in accrued interest for the above convertible notes.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

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

As of December 31, 2019, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the year ended December 31, 2019, the Company issued a total of 1,802,067 shares of common stock for the conversion of debt totaling $270,300 including interest of $31,774.

During the year ended December 31, 2018, the Company issued a total of 5,556,932 shares of common stock for the conversion of debt totaling $926,008 including interest of $9,118 and fees of $18.915, which result in loss on extinguishment of debt of $526,481.

Warrant Issuances

As of December 31, 2019, there were 16,800 warrants outstanding, of which 8,800 warrants are fully vested.

On January 1, 2019, the Company made an adjustment to APIC of $149,699.40 due to preferred stock conversions back in 2017 and 2018.

Stock Issued for Services

On January 28, 2019, the Company entered into a marketing and sales consulting agreement with an individual for a period of six months. The Company issued 350,000 shares of common stock as the compensation for this agreement.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

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

NOTE 10 – ACQUISITIONS

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

NOTE 11 – DISCOUNTINUED OPERATIONS

Healthy Extracts

On January 1, 2019, the Company decided to discontinue operating the Healthy Extracts division and did not operate in 2019. At the time of the closure, the Company incurred a loss for the year of $714 which eliminated all carrying values of assets and liabilities for the division.

Eqova Life Science

On June 1, 2019, the Company decided to discontinue operating the Eqova Life Science division which ceased all activities in May 2019. Due to the closure, the Company incurred a loss for the year of $92,609 which eliminated all carrying values of assets and liabilities for the division.

Advertising Business

During the year ended December 31, 2018, the management determined to discontinue operations related to its advertising business segment. There were no significant assets or liabilities associated with the components of discontinued operations. The loss from discontinued operations is comprised of revenue and expenses related to the advertising business.

Components of discontinued operations are as follows:

2018
Revenue – (net of tax)	0
Cost of revenue – (net of tax)	(6,258)
Income (loss) from discontinued operations – (net of tax benefits)	$(6,258)

NOTE 12 – BUSINESS SEGMENT INFORMATION

As of December 31, 2019, the Company operated in three reportable segments (Corporate, CBD, Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2019.

	CONSOLIDATED	HEALTH SUPPLEMENTS	CBD	CORPORATE
Revenue	748,377	748,377	—	—
Cost of Revenue	524,494	523,994	500	—
Long-lived Assets	193,260	—	—	193,260
Gain Before Income Tax	632,776	(779,801)	92,609	1,170,268
Identifiable Assets	3,256,266	3,255,216	—	1,050
Depreciation and Amortization	8,527	7,999	—	528

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

NOTE 13 – SUBSEQUENT EVENTS

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019 and 2018

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

On May 30, 2020, the Company proposed a stock options agreement in the amount of 10,550,000 shares with a strike price of $0.05 to sixteen individuals.

During June 2020, the Company received a total of $660,000 in exchange for 13,200,000 of common stock restricted shares through subscription agreements at $0.05 cents per share.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 . In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal years ended December 31, 2019 and 2018, the Board of Directors met as necessary.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and Chief Technology Officer for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Kevin “Duke” Pitts	2019	78,000	-0-	-0-	-0-	-0-	-0-	-0-	78,000
President	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William Bossung	2019	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000
Secretary and CFO	2018	109,585	-0-	-0-	-0-	-0-	-0-	-0-	109,585

Patrick Stiles
President and CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fred Covely
CTO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

For the years ended December 31, 2019 and 2018, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2019, we had not made any awards under the Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 27, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)(5)	4,230,112	1.59%

William Bossung (3)(6)	6,740,558	2.64%

Bill Croyle (3)(4)(7)	863,670	<1%

Jay Decker	163,671,834	61.98%

All Officers and Directors as a Group (3 Persons)	11,834,340	4.60%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Grey Cloak Tech Inc.
(2)	Unless otherwise indicated, based on 264,059,759 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Indicates one of our officers or directors.
(4)	Includes 663,670 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.
(5)	Includes options to acquire 2,000,000 shares of common stock at $0.05 per share.
(6)	Includes options to acquire 2,000,000 shares of common stock at $0.05 per share.
(7)	Includes options to acquire 200,000 shares of common stock at $0.05 per share.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2019, we had not made any awards under the Plan.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC was our independent registered public accounting firm for the year ended December 31, 2019. Prager Metis CPAs, LLC was our independent registered public accounting firm for the year ended December 31, 2018 and had served as our independent registered public accounting firm for one year.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019 (2)	2018 (3)
Audit Fees (1)	$43,200	$31,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$43,200	$31,000

(1)    Audit fees were principally for audit and review services.

(2)       Fees for services rendered by BF Borgers CPA PC.

(3)       Fees for services rendered by Prager Metis CPAs, LLC.

Of the fees described above for the years ended December 31, 2019 and 2018, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

Reports of Independent Registered Public Accounting Firm	F-1 to F-2

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3

Consolidated Statement of Operations for the year ended December 31, 2019 and 2018	F-4

Consolidated Statement of Stockholders’ Deficit for the year ended December 31, 2019 and 2018	F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2019 and 2018	F-6

Notes to Consolidated Financial Statements	F-7 to F-21

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

Exhibit No.	Exhibit Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (1)	Bylaws of Grey Cloak Tech Inc.

10.1 (2)	Employment Agreement by and between the Company and Patrick Stiles, dated October 17, 2017

10.2 (2)	Employment Agreement by and between the Company and William Bossung, dated October 17, 2017

10.3 (3)	Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

10.4 (3)	Form of Note Satisfaction Agreement

10.5 (3)	Form of Preferred Stock Conversion Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on June 8, 2018.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 28, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: August 10, 2020	/s/	Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 10, 2020	/s/	William Bossung
	By:	William Bossung
	Its:	Secretary and Chief Financial Officer