Form 10-Q
period 2020-03-31
GREY CLOAK TECH INC.
filed 2020-08-14
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of August 14, 2020, there were 264,059,759 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

 GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$67,663	$133,451
Accounts receivable	305,575	26,473
Inventory	3,033,491	3,081,158
Note receivable	—	—
Accrued interest receivable	—	—
Total current assets	3,406,729	3,241,083

Fixed assets, net of accumulated depreciation of $39,207 and $36,895, respectively	12,872	15,183
Website, net of accumulated amortization of $2,800 and $2,800, respectively	—	—
Trademarks	—	—
Deposit	—	—
Goodwill	193,260	193,260
Total other assets	206,132	208,443

TOTAL ASSETS	$3,612,860	$3,449,526

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$25,888	$21,125
Accounts payable - related party	—	—
Accrued liabilities	59,490	53,341
Notes payable	79,667	79,667
Notes payable - related party	1,051,166	1,050,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	166,750	166,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	1,441,876	1,341,876
Accrued interest payable	55,183	49,902
Accrued interest payable - related party	528,388	491,221
Derivative liabilities	445,252	1,060,388
Total current and total liabilities	3,853,659	4,315,136

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 121,610,085 and 121,610,085 shares issued and outstanding, respectively	121,610	121,610
Additional paid-in capital	9,392,903	9,392,903
Accumulated deficit	(9,755,312)	(10,380,123)
Total stockholders' deficit	(240,799)	(865,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,612,860	$3,449,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE MONTH ENDING MARCH 31, 2020

(Unaudited)

	MARCH 31
	2020	2019

REVENUE	$455,839	$97,273

COST OF REVENUE	196,057	31,763

GROSS PROFIT	259,782	65,509

OPERATING EXPENSES
General and administrative	207,632	262,516
Total operating expenses	207,632	262,516

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	42,476	(12,864)
Change in fair value on derivative	(615,136)	1,749,436
Loss on extinguishment of debt	—	53,038
Gain on sale of asset	—	—

Total other income (expense)	(572,660)	1,789,611

NET GAIN/(LOSS)	$624,811	$1,592,604

Loss per share - basic and diluted	$0.01	$0.02

Weighted average number of shares outstanding - basic and diluted	121,610,085	76,552,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE MONTH ENDING
	MARCH 31,
	2020	2019
Cash Flows from Operating Activities:
Net Gain/(Loss)	$624,811	$1,592,604

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,312	1,614
Warrants issued for services	—	7,000
Non-cash compensation	—	108,260
Change in fair value on derivative liability	(615,136)	(1,941,315)
Loss on extinguishmnent of debt	—	53,038
Changes in operating assets and liabilities:
Accounts receivable	(279,102)	(27,157)
Inventory	47,667	(2,343,328)
Accrued interest receivable	—	4,762
Accounts payable	4,763	(11,240)
Accounts payable - related party	—	(15,000)
Accrued liabilities	6,149	—
Accrued interest payable	5,281	393,558
Accrued interest payable - related party	37,167	769
Net Cash used in Operating Activities	(166,088)	(2,176,435)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(22,985)
Purchase of note receivable	—	79,295
Purchase of BergaMet	—	1,907,010
Cash flows provided by (used in) Investing Activities:	—	1,963,321

Cash Flows from Financing Activities:

Proceeds from issuance of convertible debt,	100,000	(71,092)
Payments for repayment of convertible debt	—	(349,330)
Proceeds from issuance of notes payable	—	(63,000)
Proceeds from issuance of notes payable - related party	300	1,050,700
Payments for repayment of notes payable - related party	—	(15,000)
Liabilities assumed	—	—
Net Cash provided by Financing Activities	100,300	552,278

Increase (decrease) in cash	(65,788)	339,165
Cash at beginning of period	133,451	485
Cash at end of period	$67,663	$339,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDING DECEMBER 2020 AND 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of shares acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net loss (gain) for the period	—	—	—	—	—	632,776	632,776

Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,529,823)	$(1,015,310)

Net loss (gain) for the period	—	—	—	—	—	624,811	624,811

Balance - March 31, 2020	—	$—	121,610,085	$121,610	9,392,903	$(9,905,012)	$(390,499)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has additionally acquired BergaMet NA, LLC which markets and sells heath supplemental products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2019 filed with the SEC on August 10, 2020.

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

March 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivables

Accounts receivables are recorded at the invoice amount and do not bear interest.

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of March 31, 2020 and 2019, the total of inventory which was written off as an inventory allowance was $748,972 and $324,014

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Upon sale or disposal of property and equipment, the related asset cost and accumulated depreciation or amortization are removed from the respective accounts and any gain or loss is reflected in current operations.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present after working through our analysis of goodwill during the months ending March 31, 2020.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records revenue upon shipment of the products to the customers.

Concentration

There is no concentration of revenue for the months ended March 31, 2019 and the months ended March 31, 2020 because the revenue was earned from multiple customers.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2020	$1,060,388
Issued during the months ended March 31, 2020	0
Change in fair value recognized in operations	(615,136)
Converted during the months ended March 31, 2020	0
Balance, March 31, 2020	$445,252

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended March 31, 2020, the Company did not have any conversions of convertible debt with a bifurcated conversion option.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Gain on Extinguishment of debt

Note Satisfaction Agreements

Prior to the Exchange, the Company entered into a Note Satisfaction Agreement with each of Auctus Fund, Crown Bridge Partners, LLC, Power Up Lending Group Ltd., GS Capital Partners LLC, Oakmore Opportunity Fund I LP, and Adar Bays, LLC. All of these entities were holders of the Company’s convertible debt, and these Note Satisfaction Agreements terminate their convertible notes unless the Company fails to perform its payment obligations. The Company agreed to pay these note holders an aggregate of $520,658 plus interest. The Company paid an aggregate of $353,908 on or before February 15, 2019. The balance owed and outstanding of $160,000 plus interest has not been paid and the two remaining notes are currently in default.

Various other holders of Convertible Promissory Notes agreed to convert their notes for an aggregate of 806,015 shares of common stock prior to the Exchange. As a result of these transactions, no convertible promissory notes remain outstanding, except for those convertible notes subject to revival if the Company fails to make payments pursuant to the Note Satisfaction Agreements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2020 of $9,9755,312. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired a new company as a wholly owned subsidiary.

NOTE 4 – RELATED PARTY

For the months ended March 31, 2020 and 2019, the Company had expenses totaling $10,000 and $13,320 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations As of March 31, 2020, there was a total of convertible debt of $1,441,876 and accrued interest payable of $58,788 due to an officer and director, employees, and shareholders.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of March 31, 2020, the Company had the following:

Unsecured convertible debt, due 04/13/20, 4% interest, converts at a 30% discount to market price based on the last 20 days trading price	61,876
Unsecured convertible debt, due 04/13/20, ranging between 4% and 8% interest, converts at $0.03 for a total of 19,333,333 shares	580,000
Unsecured convertible debt, due 04/13/20, 8% interest, converts at $0.05 for a total of 14,000,000 shares	800,000
TOTAL	$1,441,876

As of March 31, 2020, the Company has an outstanding total of $58,788 in accrued interest for the above convertible notes.

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	10,425,054	$153,803
Unsecured Convertible debt #2	20,461,389	$ 51,358
Unsecured Convertible debt #3	16,422,888	$ 10,044

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 6 – NOTES PAYABLE

As of March 31, 2020, the Company had the following:

Unsecured debt with shareholders of the Company, due 01/17/2024, 4% interest.	$1,050,000
Unsecured debt with shareholders of the Company, due 02/04/2020, 4% interest, interest due quarterly.	79,667
Unsecured debt with shareholders of the Company, no due date, 0% interest,	1,166

TOTAL	$1,130,833

As of March 31, 2020, the Company has an outstanding total of $469,600 in accrued interest for the above note and past obligations which are unpaid.

NOTE 7 – CONVERTIBLE DEBT

As of March 31, 2020, the Company had the following:

Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	166,750
Less: Discount	—
TOTAL	$166,750

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	15,111,163	$166,439
Unsecured Convertible debt #2	5,310,376	$ 53,292
Unsecured Convertible debt #3	778,221	$ 7,659

As of March 31, 2020, the Company has an outstanding total of $55,183 in accrued interest for the above convertible notes.

Two of the convertible promissory notes feel into default during the first quarter of 2020, but we have been able to secure an extension for repayment on one of the two notes which will be August 1st, 2020. We are in talks with the other party to extend the other note. With the note still being negotiated, we have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

As of March 31, 2020, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the months ended March 31, 2020, the Company did not issue any shares of common stock.

Warrant Issuances

As of March 31, 2020, there were 16,800 warrants outstanding, of which 8,800 warrants are fully vested.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of March 31, 2020, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the months ended March 31, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS	CORPORATE
Revenue	455,839	455,839	—
Cost of Revenue	196,057	196,057	—
Long-lived Assets	193,260	—	193,260
Gain Before Income Tax	624,810	44,256	580,554
Identifiable Assets	3,419,601	3,419,531	70
Depreciation and Amortization	2,311	2,212	99

The following table presents selected financial information about the Company’s reportable segments for the three months ended March 31, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS	CORPORATE
Revenue	455,839	455,839	—
Cost of Revenue	196,057	196,057	—
Long-lived Assets	193,260	—	193,260
Gain Before Income Tax	624,810	44,256	580,554
Identifiable Assets	3,419,601	3,419,531	70
Depreciation and Amortization	2,311	2,212	99

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

March 31, 2020 and 2019

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

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

Summary Overview

We were formed in December 2014. We had revenues of $748,377 in the year ended December 31, 2019, and $455,839 in the three months ended March 31, 2020.

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

Financial results for UBN are not included in this Management’s Discussion and Analysis because it was acquired after the three months ended March 31, 2020.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of March 31, 2020, we have incurred accumulated net losses of $ $9,755,312.. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Introduction

We had revenues of $455,839 for the three months ended March 31, 2020, compared to $97,273 for the three months ended March 31, 2019, an increase of $358,567, or 369%. Our operating expenses were $207,632 for the three months ended March 31, 2020, compared to $262,516 for the three months ended March 31, 2019, a decrease of $54,884, or 21%.

Our operating expenses consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, cost of revenue, gross profit, operating expenses, net gain (loss) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months March 31,		Increase/
	2020	2019	(Decrease)

Revenue	$455,839	$97,273	$358,567

Cost of Revenue	196,057	31,763	164,294

Gross Profit	259,782	65,509	194,273

Operating expenses:
General and administrative	207,632	262,516	(54,884)
Total operating expenses	207,632	262,516	(54,884)

Other income (expense)
Interest expenses, net of interest income	42,476	(12,864)	55,339
Change in fair value on derivative	(615,136)	1,749,436	(2,364,572)
Loss on extinguishment of debt	—	53,038	(53,038)
Total other income (expense)	(572,660)	1,789,611	(2,362,271)

Net income (loss)	$624,811	$1,592,604	$(967,793)

Revenues

Revenues were $455,839 for the three months ended March 31, 2020, compared to $97,273 for the three months ended March 31, 2019, an increase of $358,567, or 369%. The increase supports the transition to our new business selling nutriceutical products.

Cost of Revenue

Cost of revenue was $196,057 for the three months ended March 31, 2020, compared to $31,763 for the three months ended March 31, 2019, an increase of $164,294, or 517%. Gross profit was $259,782 for the three months ended March 31, 2020, compared to $65,509 for the three months ended March 31, 2019, an increase of $194,273, or 297%.

General and Administrative

General and administrative expenses were $207,632 for the three months ended March 31, 2020, compared to $262,516 for the three months ended March 31, 2019, a decrease of $54,884, or 21%. In the three months ended March 31, 2020, general and administrative expenses consisted mainly of professional fees $15,122, consulting fees $73,754, salary and wages $39,727, postage $7,501, advertising $19,551, and transfer agent and filing fees $1,470. In the three months ended March 31, 2019, general and administrative expense consisted mainly of professional fees $95,598, consulting of $66,754, salary and wages $31,118, postage $12,882, advertising $11,629, and transfer agent and filing fees of $4,687.

Other Income (Expense)

Other expense was $572,660 for the three months ended March 31, 2020, compared to other income of $1,789,611 for the three months ended March 31, 2019, a decrease of $2,362,271, or 132%. Other income (expense) consisted of interest expense, net of interest income of $42,476 and change in fair value on derivative of $(615,136). Other income (expense) for the three months ended March 31, 2019 consisted of interest expense, net of interest income of $(12,864), change in the fair value on derivatives of $1,749,436, and loss on extinguishment of debt of $53,038.

Net Income (Loss)

Net income (loss) was $624,811, or $0.01 per share, for the three months ended March 31, 2020, compared to $1,592,604, or $0.02 per share, for the three months ended March 31, 2019, a decrease of $967,793. Net income increased primarily because of a change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2020, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2019 was $133,451, and as of March 31, 2020 was $67,663. The decrease in cash on hand was primarily from our net cash used in operating activities of $166,088, offset in part by net cash provided by financing activities of $100,300. Our monthly cash flow burn rate for 2019 (not including inventory purchases) was approximately $46,000, and for the three months ended March 31, 2020 it was approximately $55,362. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2020 and December 31, 2019, respectively, are as follows:

	March 31	December 31,	Increase/
	2019	2019	(Decrease)

Cash	$67,663	$133,451	$(65,788)
Total Current Assets	3,406,729	3,241,083	165,646
Total Assets	3,612,860	3,449,526	163,335
Total Current and Total Liabilities	3,853,659	4,315,136	(461,476)

Our total current assets and total assets increased, even though we had a reduction in cash of $65,788 and a reduction in inventory of $47,667, because of an increase in accounts receivable of $279,102. Our total current and total liabilities decreased by $461,476 during the three months ended March 31, 2020 primarily because of a reduction in derivative liabilities of $615,136, offset in part by an increase in convertible debt – related party of $100,000. Our accumulated deficit decreased during the three months ended March 31, 2020 by $624,811 to $9,755,312.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2020 was $67,663. Based on our current level of revenues and monthly burn rate of approximately $46,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $166,088 for the three months ended March 31, 2020, compared to $2,176,435 for the three months ended March 31, 2019. We use our cash for normal business operations. Our net cash used in operating activities consisted of our net gain of $624,811, offset in part by a change in fair value on derivative liability of 615,136 and a decrease in accounts receivable of $279,102.

Investing Activities

We had $zero cash flows provided by investing activities for the three months ended March 31, 2020, compared to $1,963,321 for the three months ended March 31, 2019.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2020 was $100,300, compared to $552,278 for the three months ended March 31, 2019. Our net cash provided by financing activities consisted of proceeds from the issuance of convertible debt of $100,000 and proceeds from the issuance of note payable – related party of $300.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Grey Cloak Tech Inc.

Dated: August 14, 2020	/s/ Kevin Pitts
By: Kevin “Duke” Pitts
Its: President