Form 10-Q
period 2020-06-30
GREY CLOAK TECH INC.
filed 2020-09-15
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of September 14, 2020, there were 299,887,410 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

 GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS

CURRENT ASSETS
Cash	$664,156	$133,451
Accounts receivable	15,862	26,473
Inventory	3,061,796	3,081,158
Note receivable	—	—
Accrued interest receivable	—	—
Total current assets	3,741,814	3,241,083

Fixed assets, net of accumulated depreciation of $39,207 and $36,895, respectively	10,560	15,183
Website, net of accumulated amortization of $2,800 and $2,800, respectively	—	—
Patents/Trademarks	336,891	—
Deposit	—	—
Goodwill	193,260	193,260
Total other assets	540,711	208,443

TOTAL ASSETS	$4,282,525	$3,449,526

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$44,270	$21,125
Accounts payable - related party	—	—
Accrued liabilities	54,122	53,341
Notes payable	79,667	79,667
Notes payable - related party	1,050,866	1,050,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	166,750	166,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	1,341,876
Accrued interest payable	60,455	49,902
Accrued interest payable - related party	480,217	491,221
Derivative liabilities	1,917,723	1,060,388
Total current and total liabilities	3,854,070	4,315,136

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 264,059,759 and 121,610,085 shares issued and outstanding, respectively	264,060	121,610
Additional paid-in capital	13,304,881	9,392,903
Accumulated deficit	(13,140,485)	(10,380,123)
Total stockholders' equity (deficit)	428,456	(865,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,282,525	$3,449,526

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

 FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2020 AND 2019

 (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30		FOR THE SIX MONTHS ENDED JUNE 30
	2020	2019	2020	2019

REVENUE	$151,719	$201,040	$607,558	$298,313

COST OF REVENUE	20,589	46,241	216,646	78,004

GROSS PROFIT	131,130	154,799	390,912	220,308

OPERATING EXPENSES
General and administrative	444,318	300,109	651,950	562,625
Total operating expenses	444,318	300,109	651,950	562,625

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(19,631)	(19,675)	(62,107)	(32,539)
Change in fair value on derivative	(1,472,471)	(113,407)	(857,335)	1,636,029
Loss on extinguishment of debt	—	—	—	53,038
Impairment of Assets	(1,579,883)	—	(1,579,883)	—
Gain on sale of asset	—	—	—	—

Total other income (expense)	(3,071,985)	(133,082)	(2,499,325)	1,656,528

Net gain/(loss) before income tax provision	(3,385,173)	(278,392)	(2,760,363)	1,314,212

NET GAIN/(LOSS)	$(3,385,173)	$(278,392)	$(2,760,363)	$1,314,212

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.01)	$0.01

Weighted average number of shares outstanding - basic and diluted	182,890,767	98,883,192	223,697,036	110,612,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

  (Unaudited)

	FOR THE SIX MONTHS ENDING
	JUNE 30
	2020	2019
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(2,760,363)	$1,592,604

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,623	1,614
Warrants issued for services	—	7,000
Non-cash compensation	—	108,260
Change in fair value on derivative liability	857,335	(1,941,315)
Loss on extinguishment of debt	—	53,038
Changes in operating assets and liabilities:
Accounts receivable	10,611	(27,157)
Inventory	19,362	(2,343,328)
Accrued interest receivable	—	4,762
Accounts payable	23,145	(11,240)
Accounts payable - related party	—	(15,000)
Accrued liabilities	781	—
Accrued interest payable	10,553	393,558
Accrued interest payable - related party	(11,004)	769
Net Cash used in Operating Activities	(1,844,956)	(2,176,435)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(22,985)
Purchase of note receivable	—	79,295
Purchase of BergaMet	—	1,907,010
Purchase of UBN	(336,891)	1,907,010
Cash flows provided by (used in) Investing Activities:	(336,891)	3,870,331

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	4,054,428
Proceeds from issuance of convertible debt,	(1,341,876)	(71,092)
Payments for repayment of convertible debt	—	(349,330)
Proceeds from issuance of noted payable	—	(63,000)
Proceeds from issuance of noted payable - related party	—	1,050,700
Payments for repayment of notes payable - related party	—	(15,000)
Liabilities assumed	—	—
Net Cash provided by Financing Activities	2,712,552	552,278

Increase (decrease) in cash	530,705	2,246,175
Cash at beginning of period	133,451	485
Cash at end of period	$664,156	$2,246,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 FOR THE YEAR ENDING DECEMBER 2020 AND 2019

 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of shares acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net (loss) gain for the period	—	—	—	—	—	632,776	632,776

Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Net (loss) gain for the period	—	—	—	—	—	(2,760,363)	(2,760,363)

Balance - June 30, 2020	—	$—	264,059,759	$264,060	13,304,881	$(13,140,485)	$428,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has additionally acquired BergaMet NA, LLC which markets and sells heath supplemental products, and Ultimate Brain Nutrients, LLC which develops plant-based neuro-products that provide natural brain solutions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2019 filed with the SEC on August 10, 2020.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of June 30, 2020 and 2019, the total of inventory which was written off as an inventory allowance was $748,972 and $324,014.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of March 31, 2020, after working through our analysis of goodwill during the months ending June 30, 2020.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

Due to the purchase of Ultimate Brian Nutrients, LLC being a related party transaction and the new division recording no revenue as of June 30, 2020, the Company found the goodwill to be impaired. Due to the impairment the Company expensed the goodwill related to the purchase as of June 30, 2020.

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

Concentration

There is no concentration of revenue for the months ended June 30, 2019 and the months ended June 30, 2020 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending December 31, 2019 and June 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2020	$1,060,388
Issued during the months ended June 30, 2020	1,668,799
Change in fair value recognized in operations	(593,602)
Converted during the months ended June 30, 2020	(217,862)
Balance, June 30, 2020	$1,917,723

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

June 30, 2020 and 2019

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2020 of $13,140,485. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired a new company as a wholly owned subsidiary.

 GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 4 – RELATED PARTY

For the months ended June 30, 2020 and 2019, the Company had expenses totaling $80,000 and $24,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations As of June 30, 2020, there was a total of convertible debt of $1,050,866 and accrued interest payable of $480,217 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of June 30, 2020, the Company had the following:

Unsecured convertible debt, due 01/17/24, 4% interest, converts at $0.05 for a total of 30,604,333 shares	1,050,000
TOTAL	$1,050,000

As of June 30, 2020, the Company has an outstanding total of $480,213 in accrued interest for the above convertible notes.

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	30,604,333	$1,668,799

NOTE 6 – NOTES PAYABLE

As of June 30, 2020, the Company had the following:

Unsecured debt with shareholders of the Company, due 02/04/2020, 4% interest, interest due quarterly.	79,667
Unsecured debt with shareholders of the Company, no due date, 0% interest,	866

TOTAL	$80,533

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 6 – NOTES PAYABLE (CONTINUED)

As of June 30, 2020, the Company has an outstanding total of $4,479 in accrued interest for the above note and past obligations which are unpaid.

NOTE 7 – CONVERTIBLE DEBT

As of June 30, 2020, the Company had the following:

Unsecured convertible debt, due 11/01/18, 12% interest, converts at a 50% discount to market price based on the last 25 days trading price	110,000
Unsecured convertible debt, due 02/02/19, 8% interest, converts at a 55% discount to market price based on the last 20 days trading price	50,000
Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	166,750
Less: Discount	—
TOTAL	$166,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	6,044,465	$181,531
Unsecured Convertible debt #2	2,136,272	$ 58,916
Unsecured Convertible debt #3	312,896	$ 8,477

 GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

As of June 30, 2020, the Company has an outstanding total of $55,976 in accrued interest for the above convertible notes.

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

As of June 30, 2020, there are no outstanding shares of preferred stock. All the preferred stock was converted into common stock on February 4, 2019. See recent developments for details.

 GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Share Issuances

During the months ended June 30, 2020, the Company issued 142,449,674 shares of common stock. 90,000,960 were issued for the purchase of Ultimate Brian Nutrients, LLC on April 3, 2020. On April 13, 2020, the Company issued 39,248,714 shares after coming to terms with the several of the convertible note holders. On June 17, 2020, the Company raised $660,000 in convertible notes and the note holders agreed to immediately convert the notes in to 13,200,000 shares.

Warrant Issuances

As of June 30, 2020, there were 16,800 warrants outstanding, of which 8,800 warrants are fully vested.

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

NOTE 9 – ACQUISITIONS

Acquisition of Ultimate Brain Nutrients, LLC

On April 3, 2020, the Company entered into a Share Exchange Agreement by and among Grey Cloak Tech Inc., Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”), and the members of UBN, whereby we issued and exchanged 90,000,960 shares of our common stock for all of the outstanding equity securities of UBN. UBN is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange are equal to approximately 42.5% of our outstanding common stock immediately following the exchange.

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, April 3, 2020. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Cash	$(5,466)
Current assets	315,604
Current liabilities	0
Net assets acquired	$310,137

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 9 – ACQUISITIONS (CONTINUED)

The purchase price method was used when calculating the fair market value of the UBN purchase. On April 3, 2020 the closing stock price for GRCK was $0.021. The total number of shares exchanged multiplied by the closing stock price equaled a purchase value of $1,890,020. The difference between the net assets acquired and the purchase value was recorded as $1,579,883 of goodwill for the purchase. Due to the goodwill impairment, the Company fully expensed the goodwill recorded in this transaction. The Company viewed UBN’s balance sheet as being fairly valued as of April 3, 2020 so no adjustment was needed under the purchase price method of valuation.

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

NOTE 10 – DISCONTINUED OPERATIONS

Healthy Extracts

On January 1, 2019, the Company decided to discontinue operating the Healthy Extracts division and did not operate it in 2019. At the time of the closure, the Company incurred a loss for the year of $714 which eliminated all carrying values of assets and liabilities for the division.

Eqova Life Science

On June 1, 2019, the Company decided to discontinue operating the Eqova Life Science division which ceased all activities in May 2019. Due to the closure, the Company incurred a loss for the year of $92,609 which eliminated all carrying values of assets and liabilities for the division.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of June 30, 2020, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the months ended June 30, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	607,558	607,558	—	—
Cost of Revenue	216,646	216,646	—	—
Long-lived Assets	530,151	—	336,891	193,260
Gain (Loss) Before Income Tax	(2,760,363)	(175,950)	(77,341)	(2,507,072)
Identifiable Assets	3,072,356	3,072,356	—	—
Depreciation and Amortization	4,623	4,425	—	198

The following table presents selected financial information about the Company’s reportable segments for the three months ended June 30, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	151.719	151,719	—	—
Cost of Revenue	20,589	20,589	—	—
Long-lived Assets	530,151	—	336,891	193,260
Gain (Loss) Before Income Tax	(3,385,173)	(220,206)	(77,341)	(3,087,626)
Identifiable Assets	3,072,356	3,072,356	—	0
Depreciation and Amortization	2,312	2,213	—	99

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 12 – SUBSEQUENT EVENTS

On May 30, 2020, the Company proposed a stock options agreement in the amount of 10,550,000 shares with a strike price of $0.05 to sixteen individuals.

During August 2020, two of the Company issued convertible debt notes were purchased by third parties totaling $160,000 in company convertible debt. The parties whom purchased these notes came to terms with the Company on the total debt and interest outstanding and agreed to convert those notes to shares in the third quarter of 2020. The total of $213,874 of debt and accrued interest was satisfied with the conversion to 3,400,000 shares.

On August 25, 2020, the Company came to agreement with two of the convertible debt note holders to execute the conversion of the note to shares. The amount converted was $1,129,667 in principal and $491,716 in accrued interest for 32,427,651 shares.

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

Summary Overview

We were formed in December 2014. We had revenues of $748,377 in the year ended December 31, 2019, $455,839 in the three months ended March 31, 2020, and $607,558 in the six months ended June 30, 2020.

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

BergaMet NA, LLC

On February 4, 2019, we issued and exchanged shares of our common stock for all of the outstanding equity securities of BergaMet. The shares of common stock issued in the Exchange were equal to approximately 80.1% of our outstanding common stock immediately following the exchange.

Through the exchange, we were able to secure funds in BergaMet to pay off some debt and provide capital for operations. We paid an aggregate of $353,908 and were obligated to pay another $164,578 approximately one (1) year later to retire convertible debt. In the third quarter of 2020, we facilitated the sale of the then-outstanding debt to a third-party who converted it into an aggregate of 3,400,000 shares of our common stock. Prior to the exchange, we also entered into agreements with other holders of convertible debt to convert their notes for an aggregate of 806,015 shares of common stock. We also entered into conversion agreements with the holders of our Series A Convertible Preferred Stock whereby all of the outstanding preferred stock was converted for an aggregate of 15,592,986 shares of common stock. The conversion and repayment of the preferred stock and convertible debt have greatly improved our capitalization structure, as we now have no outstanding variable-price convertible debt.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of June 30, 2020, we have incurred accumulated net losses of $ $13,140,485.. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Introduction

We had revenues of $151,719 and $607,558 for the three and six months ended June 30, 2020, compared to $201,040 and $298,313 for the three and six months ended June 30, 2019. Revenues for the three months ended March 31, 2020 were $455,839. Our revenues for the three months ended June 30, 2020 were 66% lower than the immediately preceding quarter.

Our operating expenses were $444,318 and $651,950 for the three and six months ended June 30, 2020, compared to $300,109 and $562,625 for the three and six months ended June 30, 2019. Operating expenses for the three months ended March 31, 2020 were $207,632. Our operating expenses were 53% higher than the immediately preceding quarter.

Our operating expenses consisted entirely of general and administrative expenses.

 Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$151,719	$201,040	$607,558	$298,313

Cost of Revenue	20,589	46,241	216,646	78,004

Gross Profit	131,130	154,799	390,912	220,308

Operating expenses:
General and administrative	444,318	300,109	651,950	562,625
Total operating expenses	444,318	300,109	651,950	562,625

Other income (expense)
Interest expenses, net of interest income	(19,631)	(19,675)	(62,107)	(32,539)
Change in fair value on derivative	(1,472,471)	(113,407)	(857,335)	1,636,029
Loss on extinguishment of debt	—	—	—	53,038
Impairment of Assets	(1,579,883)	—	(1,579,883)	—
Gain on sale of asset	—	—	—	—
Total other income (expense)	(3,071,985)	(133,082)	2,499,325	1,656,528

Net income (loss)	$(3,385,173)	$(278,392)	$(2,760,363)	$1,314,212

Revenues

Revenues were $151,719 and $607,658 for the three and six months ended June 30, 2020, compared to $201,040 and $298,313 for the three and six months ended June 30, 2019, a decrease of 25% for the three month periods and an increase of 104% for the six month periods. The increase for the six month periods supports the transition to our new business selling health nutrition products.

Cost of Revenue

Cost of revenue was $20,589 and $216,646 for the three and six months ended June 30, 2020, compared to $46,241 and $78,004 for the three and six months ended June 30, 2019, a decrease of 55% for the three month periods and an increase of 177% for the six month periods. Gross profit was $131,130 and $390,912 for the three and six months ended June 30, 2020, compared to $154,799 and $220,308 for the three and six months ended June 30, 2019, a decrease of 15% for the three month periods and an increase of 77% for the six month periods.

Cost of revenue as a percentage of revenues was 14% for the three months ended June 30, 2020, compared to 36% for the six months ended June 30, 2020.

General and Administrative

General and administrative expenses were $444,318 and $651,950 for the three and six months ended June 30, 2020, compared to $300,109 and $562,625 for the three and six months ended June 30, 2019. In the three months ended June 30, 2020, general and administrative expenses consisted mainly of professional fees of $73,058, consulting fees of $201,445, salary and wages of $38,381, postage of $10,202, advertising of $68,635, and transfer agent and filing fees of $13,860. In the three months ended June 30, 2019, general and administrative expenses consisted mainly of professional fees of $26,095, consulting fees of $126,916, salary and wages of $37,272, postage of $12,608, advertising of $36,389, and transfer agent and filing fees of $2,122.

Other Income (Expense)

Other income (expense) was $(3,071,985) and $(2,499,325) for the three and six months ended June 30, 2020, compared to $(133,082) and $1,656,528 for the three and six months ended June 30, 2019, an increase of over 2,400% for the three month periods and 51% for the six month periods. In the three months ended June 30, 2020, other income (expense) consisted of interest expense, net of interest income of $(19,631), change in fair value on derivative of $1,472,471, and impairment of assets of $1,579,883. Impairment of assets was related to the UBN purchase and was the difference between the net assets acquired and the purchase value of $1,579,883. Due to the goodwill impairment, we fully expensed the goodwill recorded in this transaction. In the three months ended June 30, 2019, other income (expense) consisted of interest expense, net of interest income of $(19,675), and change in fair value on derivative of $(113,407).

Net Income (Loss)

Net income (loss) was $(3,385,173) and $(2,760,363), or $(0.02) and $(0.01) per share, for the three and six months ended June 30, 2020, compared to $(278,392) and $1,314,212, or $0 and $0.01 per share, for the three and six months ended June 30, 2019.

Our net loss increased in 2020 primarily because of a change in fair value on derivative and impairment of the UBN assets.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2020, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2019 was $133,451, and as of June 30, 2020 was $664,156. The increase in cash on hand was primarily from our net cash used in operating activities of $(1,844,956), offset by net cash provided by financing activities of $2,712,552. Our monthly cash flow burn rate for 2019 (not including inventory purchases) was approximately $46,000, and for the six months ended June 30, 2020 it was approximately $307,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2020 and December 31, 2019, respectively, are as follows:

	June 30,	December 31,	Increase/
	2020	2019	(Decrease)

Cash	$664,156	$133,451	$530,705
Total Current Assets	3,741,814	3,241,083	500,731
Total Assets	4,282,525	3,449,526	832,999
Total Current and Total Liabilities	3,854,070	4,315,136	$(461,066.00)

Our total current assets and total assets increased primarily as a result of our increase in cash of $530,705 and our increase in patents and trademarks from the UBN acquisition. Our total current and total liabilities decreased by $461,066 during the six months ended June 30, 2020 primarily because of a reduction in convertible debt – related party of $1,341,876, offset in part by an increase in derivative liabilities of $857,335. Our accumulated deficit increased during the six months ended June 30, 2020 by $2,760,363 to $13,140,485.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2020 was $664,156. Based on our current level of revenues and monthly burn rate of approximately $307,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $1,844,956 for the six months ended June 30, 2020, compared to $2,176,435 for the six months ended June 30, 2019. We use our cash for normal business operations. Our net cash used in operating activities consisted of our net loss of $2,760,363, offset in part by a change in fair value on derivative liability of $857,335.

Investing Activities

We had $(336,891) in cash flows provided by investing activities for the six months ended June 30, 2020, compared to $3,870,331 for the six months ended June 30, 2019.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2020 was $2,712,552, compared to $552,278 for the six months ended June 30, 2019. Our net cash provided by financing activities consisted of proceeds from the issuance of common stock of $4,054,428, offset by proceeds from the issuance of convertible debt of $(1,341,876).

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The shares of common stock issued pursuant to the Note Conversion Agreements and the Advance Conversion Agreements were offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The investors have acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)       Exhibits

Exhibit Number	Name and/or Identification of Exhibit

10.1 (1)	Share Exchange Agreement with Ultimate Brain Nutrients, LLC and its members

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)       Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 8, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grey Cloak Tech Inc.

Dated: September 15, 2020	/s/ Kevin Pitts
By: Kevin “Duke” Pitts
Its: President