Form 10-Q
period 2020-09-30
GREY CLOAK TECH INC.
filed 2020-10-29
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-55572

Grey Cloak Tech Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-2594704 (I.R.S. Employer Identification No.)
6445 S. Tenaya Way, Suite B110 Las Vegas, NV (Address of principal executive offices)	89113 (Zip Code)

Registrant’s telephone number, including area code (720) 463-1004

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

As of October 26, 2020, there were 305,787,410 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

 GREY CLOAK TECH INC

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$379,488	$133,451
Accounts receivable	311,556	26,473
Inventory	3,185,553	3,081,158
Note receivable	—	—
Accrued interest receivable	—	—
Total current assets	3,876,597	3,241,083

Fixed assets, net of accumulated depreciation of $42,993 and $36,895, respectively	8,348	15,183
Website, net of accumulated amortization of $2,800 and $2,800, respectively	—	—
Patents/Trademarks	374,377	—
Deposit	—	—
Goodwill	193,260	193,260
Total other assets	575,984	208,443

TOTAL ASSETS	$4,452,582	$3,449,526

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$51,220	$21,125
Accounts payable - related party	—	—
Accrued liabilities	52,900	53,341
Notes payable	—	79,667
Notes payable - related party	866	1,050,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	6,750	166,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	1,341,876
Accrued interest payable	2,241	49,902
Accrued interest payable - related party	—	491,221
Derivative liabilities	10,279	1,060,388
Total current and total liabilities	124,256	4,315,136

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized,305,787,410 and 121,10,085 shares issued and outstanding, respectively	305,787	121,610
Additional paid-in capital	15,349,536	9,392,903
Accumulated deficit	(11,326,998)	(10,380,123)
Total stockholders' equity (deficit)	4,328,325	(865,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,452,582	$3,449,526

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2020 AND 2019

 (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019

REVENUE	$533,099	$273,302	$1,140,657	$571,615

COST OF REVENUE	226,532	15,861	443,178	93,865

GROSS PROFIT	306,567	257,442	697,479	477,750

OPERATING EXPENSES
General and administrative	437,240	265,755	1,089,190	828,380
Total operating expenses	437,240	265,755	1,089,190	828,380

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	10,120	(24,412)	72,226	(56,951)
Change in fair value on derivative	(1,907,444)	(610,835)	(1,050,109)	1,025,195
Loss on extinguishment of debt	(46,836)	—	(46,836)	53,038
Impairment of Assets	—	—	1,579,883	—
Gain on sale of asset	—	—	—	—

Total other income (expense)	(1,944,160)	(635,247)	555,165	1,021,282

NET GAIN/(LOSS)	$1,813,487	$(643,560)	$(946,876)	$670,652

Loss per share - basic and diluted	$0.01	$(0.01)	$(0.00)	$0.01

Weighted average number of shares outstanding - basic and diluted	214,029,532	106,325,702	214,029,532	110,612,376

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

	FOR THE NINE MONTHS ENDING
	SEPTEMBER 30,
	2020	2019
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(946,876)	$670,652

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,836	6,215
Warrants issued for services	—	7,000
Non-cash compensation	—	108,260
Change in fair value on derivative liability	(1,050,109)	(1,217,073)
Loss on extinguishment of debt	(46,836)	53,038
Changes in operating assets and liabilities:
Accounts receivable	(285,083)	(51,313)
Inventory	(104,395)	(2,967,989)
Accrued interest receivable	—	4,762
Accounts payable	30,096	(13,164)
Accounts payable - related party	—	(15,000)
Accrued liabilities	(441)	27,857
Accrued interest payable	(826)	(39,336)
Accrued interest payable - related party	(491,221)	460,609
Net Cash used in Operating Activities	(2,888,854)	(2,965,481)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(22,985)
Purchase of BergaMet	—	1,907,010
Purchase of UBN	(369,089)	—
Trademarks	(5,288)
Payments of note receivable	—	79,295
Cash flows provided by (used in) Investing Activities:	(374,377)	1,963,321

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	6,140,811	—
Proceeds from issuance of convertible debt,	(1,501,876)	404,241
Payments for repayment of convertible debt	—	(349,330)
Proceeds from issuance of noted payable	(79,667)	16,667
Proceeds from issuance of noted payable - related party	(1,050,000)	1,050,866
Payments for repayment of notes payable - related party	—	(15,000)
Net Cash provided by Financing Activities	3,509,268	1,107,444

Increase (decrease) in cash	246,037	105,284
Cash at beginning of period	133,451	485
Cash at end of period	$379,488	$105,769

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GREY CLOAK TECH INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2020 AND 2019

 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of shares acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net (loss) gain for the period	—	—	—	—	—	632,776	632,776

Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Issuance of common stock for debt conversion	—	—	35,827,651	35,828	1,755,555	—	1,791,383

Issuance of common stock for cash	—	—	5,900,000	5,900	289,100	—	295,000

Net (loss) gain for the period	—	—	—	—	—	(946,876)	(946,876)

Balance - September 30, 2020	—	$—	305,787,410	$305,787	15,349,536	$(11,326,998)	$4,328,325

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Grey Cloak Tech Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has additionally acquired BergaMet NA, LLC which markets and sells heath supplemental products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2019 filed with the SEC on August 10, 2020.

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

September 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of September 30, 2020 and 2019, the total of inventory which was written off as an inventory allowance was $748,972 and $324,014

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Upon sale or disposal of property and equipment, the related asset cost and accumulated depreciation or amortization are removed from the respective accounts and any gain or loss is reflected in current operations.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of September 30, 2020, after working through our analysis of goodwill during the months ending September 30, 2020.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

Concentration

There is no concentration of revenue for the months ended September 30, 2019 and the months ended September 30, 2020 because the revenue was earned from multiple customers.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending December 31, 2019 and September 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2020	$1,060,388
Issued during the months ended September 30, 2020	1,668,799
Change in fair value recognized in operations	(591,800)
Converted during the months ended September 30, 2020	(2,127,108)
Balance, September 30, 2020	$10,279

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

September 30, 2020 and 2019

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended September 30, 2020, the Company did not have any conversions of convertible debt with a bifurcated conversion option.

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

Gain on Extinguishment of debt

Note Satisfaction Agreements

Prior to the Exchange, the Company entered into a Note Satisfaction Agreement with each of Auctus Fund, Crown Bridge Partners, LLC, Power Up Lending Group Ltd., GS Capital Partners LLC, Oakmore Opportunity Fund I LP, and Adar Bays, LLC. All of these entities were holders of the Company’s convertible debt, and these Note Satisfaction Agreements terminate their convertible notes unless the Company fails to perform its payment obligations. The Company agreed to pay these note holders an aggregate of $520,658 plus interest. The Company paid an aggregate of $353,908 on or before February 15, 2019. The balance owed and outstanding of $160,000 plus interest was agreed to be purchased by some third-party individuals. During the third quarter 2020, these third-party individuals decided to convert the outstanding notes into 2,400,000 shares of the Company’s common stock.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended September 30, 2020 of $11,315,820. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired two new companies as a wholly owned subsidiary.

NOTE 4 – RELATED PARTY

For the months ended September 30, 2020 and 2019, the Company had expenses totaling $58,000 and $24,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations As of September 30, 2020, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of September 30, 2020, the Company converted the outstanding convertible debt which was due to a related party.

NOTE 6 – NOTES PAYABLE

As of September 30, 2020, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866

TOTAL	$866

As of September 30, 2020, the Company has no outstanding interest accrued for the above note.

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 7 – CONVERTIBLE DEBT

As of September 30, 2020, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	6,750
Less: Discount	—
TOTAL	$6,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	321,092	$ 10,279

As of September 30, 2020, the Company has an outstanding total of $2,241 in accrued interest for the above convertible notes.

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

September 30, 2020 and 2019

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

As of September 30, 2020, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the months ended September 30, 2020, the Company issued 41,727,651 shares of common stock. On several dates in September 2020, the Company raised $295,000 in direct security purchase agreement which equal to 5,900,000 shares of the Company’s common stock.

Warrant Issuances

As of September 30, 2020, there were 16,800 warrants outstanding, of which 8,800 warrants are fully vested.

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Omnibus Stock Grant and Option Plan

On May 30, 2020, the Company proposed a stock options agreement in the amount of 10,550,000 shares with a strike price of $0.05 to sixteen individuals. This plan was approved by the Company by the end of the third quarter 2020. Purchase price under the plan is defined as: unless otherwise permitted by applicable law, the purchase price of Shares to be offered under the Plan shall not be less than eighty-five percent (85%) of the Fair Market Value of a Share on the date of grant (100% for 10% shareholders).

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

September 30, 2020 and 2019

NOTE 9 – ACQUISITIONS (CONTINUED)

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

NOTE 10 – DISCOUNTINUED OPERATIONS

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

GREY CLOAK TECH INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of September 30, 2020, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the months ended September 30, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,140,657	1,140,657	—	—
Cost of Revenue	443,178	443,178	—	—
Long-lived Assets	567,637	5,288	369,089	193,260
Gain (Loss) Before Income Tax	(935,698)	(206,871)	(111,937)	(616,890
Identifiable Assets	3,185,553	3,185,553	—	—
Depreciation and Amortization	6,836	6,638	—	198

The following table presents selected financial information about the Company’s reportable segments for the three months ended September 30, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	533,099	533,099	—	—
Cost of Revenue	226,532	226,532	—	—
Long-lived Assets	567,637	5,288	369,089	193,260
Gain (Loss) Before Income Tax	1,824,665	(30,921)	(34,595)	1,890,182
Identifiable Assets	3,185,553	3,185,553	—	—
Depreciation and Amortization	2,312	2,213	—	—

NOTE 12 – SUBSEQUENT EVENTS

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

Summary Overview

We were formed in December 2014. We had revenues of $748,377 in the year ended December 31, 2019, $533,099 in the three months ended September 30, 2020, and $1,140,657 in the nine months ended September 30, 2020.

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

Financial results for UBN are included in this Management’s Discussion and Analysis.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of September 30, 2020, we have incurred accumulated net losses of $11,326,998. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last just over one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Introduction

We had revenues of $533,099 and $1,140,657 for the three and nine months ended September 30, 2020, compared to $273,302 and $571,615 for the three and nine months ended September 30, 2019. Revenues for the six months ended June 30, 2020 were $607,558. Our revenues for the three months ended September 30, 2020 make up over 46% of our revenues for the year, and are over 250% higher than our revenues for the three months ended June 30, 2020.

Our operating expenses were $437,240 and $1,089,190 for the three and nine months ended September 30, 2020, compared to $265,755 and $828,380 for the three and nine months ended September 30, 2019. Operating expenses for the six months ended June 30, 2020 were $651,950. Our operating expenses were 2% lower than the immediately preceding quarter, even though our revenues were significantly higher.

Our operating expenses consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$533,099	$273,302	$1,140,657	$571,615

Cost of Revenue	226,532	15,861	443,178	93,865

Gross Profit	306,567	257,442	697,479	477,750

Operating expenses:
General and administrative	437,240	265,755	1,089,190	828,380
Total operating expenses	437,240	265,755	1,089,190	828,380

Other income (expense)
Interest expenses, net of interest income	10,120	(24,412)	72,226	(56,951)
Change in fair value on derivative	(1,907,444)	(610,835)	(1,050,109)	1,025,195
Loss on extinguishment of debt	(46,836)	—	(46,836)	53,038
Impairment of Assets	—	—	1,579,883	—
Gain on sale of asset	—	—	—	—
Total other income (expense)	(1,944,160)	(635,247)	555,165	1,021,282

Net income (loss)	$1,813,487	$(643,560)	$(946,876)	$670,652

Revenues

Revenues were $533,099 and $1,140,657 for the three and nine months ended September 30, 2020, compared to $273,302 and $571,615 for the three and nine months ended September 30, 2019, an increase of 95% for the three month periods and an increase of 100% for the nine month periods. The increases support the transition to our new business selling health nutrition products.

Cost of Revenue

Cost of revenue was $226,532 and $443,178 for the three and nine months ended September 30, 2020, compared to $15,861 and $93,865 for the three and nine months ended September 30, 2019, a, increase of 1,328% for the three month periods and an increase of 372% for the nine month periods. Gross profit was $306,567 and $697,479 for the three and nine months ended September 30, 2020, compared to $257,442 and $477,750 for the three and nine months ended September 30, 2019, an increase of 19% for the three month periods and an increase of 46% for the nine month periods.

Cost of revenue as a percentage of revenues was 42% for the three months ended September 30, 2020, compared to 39% for the nine months ended September 30, 2020.

General and Administrative

General and administrative expenses were $437,240 and $1,089,190 for the three and nine months ended September 30, 2020, compared to $265,755 and $828,380 for the three and nine months ended September 30, 2019. In the three months ended September 30, 2020, general and administrative expenses consisted mainly of professional fees of $77,724, consulting fees of $165,500, salary and wages of $38,392, postage of $10,618, advertising of $80,037, and transfer agent and filing fees of $1,745. In the three months ended September 30, 2019, general and administrative expenses consisted mainly of professional fees of $7,500, consulting fees of $122,557, salary and wages of $40,930, postage of $7,746, advertising of $42,710, and transfer agent and filing fees of $136.

Other Income (Expense)

Other income (expense) was $(1,944,160) and $555,165 for the three and nine months ended September 30, 2020, compared to $(635,247) and $1,021,282 for the three and nine months ended September 30, 2019, an increase of over 200% for the three month periods and a decrease of 46% for the nine month periods. In the three months ended September 30, 2020, other income (expense) consisted of interest expense, net of interest income of $10,120, change in fair value on derivative of $(1,907,444), and loss on extinguishment of debt of $(46,836). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares. In the three months ended September 30, 2019, other income (expense) consisted of interest expense, net of interest income of $(24,412), and change in fair value on derivative of $(610,835).

Net Income (Loss)

Net income (loss) was $1,813,487 and $(946,876), or $0.01 and $0.00 per share, for the three and nine months ended September 30, 2020, compared to $(643,560) and $670,652, or $(0.01) and $0.01 per share, for the three and nine months ended September 30, 2019.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative and impairment of the UBN assets.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2020, despite our increased revenues, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2019 was $133,451, and as of September 30, 2020 was $379,488. The increase in cash on hand was primarily from our net cash used in operating activities of $(2,888,854), offset by net cash provided by financing activities of $3,509,268. Our monthly cash flow burn rate for 2019 (not including inventory purchases) was approximately $46,000, and for the nine months ended September 30, 2020 it was approximately $321,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2020 and December 31, 2019, respectively, are as follows:

	September 30,	December 31,	Increase/
	2020	2019	(Decrease)

Cash	$379,488	$133,451	$246,037
Total Current Assets	3,876,597	3,241,083	635,515
Total Assets	4,452,582	3,449,526	1,003,056
Total Current and Total Liabilities	124,256	4,315,136	(4,190,879)

Our total current assets and total assets increased primarily as a result of our increase in cash of $246,037 and accounts receivable of $285,083, and our increase in patents and trademarks of $374,377 from the UBN acquisition. Our total current and total liabilities decreased by $4,190,879 during the nine months ended September 30, 2020 primarily because of a reduction in convertible debt – related party of $1,341,876, notes payable – related party of $1,050,000, and derivative liabilities of $1,050,109. Our accumulated deficit increased during the nine months ended September 30, 2020 by $946,876 to $11,326,998.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2020 was $379,488. Based on our current level of revenues and monthly burn rate of approximately $321,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $2,109,898 for the nine months ended September 30, 2020, compared to $2,965,481 for the nine months ended September 30, 2019. Net cash used in operating activities was $1,844,956 for the six months ended June 30, 2020, meaning that our net cash used in operating activities was $264,942 for the three month ended September 30, 2020. We use our cash for normal business operations. Our net cash used in operating activities for the nine months ended September 30, 2020 consisted of our net loss of $946,876, plus a change in fair value on derivative liability of $1,050,109 and accrued interest payable – related party of $491,221, offset in part by an increase in accounts receivable of $285,083 and an increase in inventory of $104,395.

Investing Activities

We had $374,377 in cash flows provided by investing activities for the nine months ended September 30, 2020, compared to $1,963,321 for the nine months ended September 30, 2019.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2020 was $3,509,268, compared to $1,107,444 for the nine months ended September 30, 2019. Our net cash provided by financing activities consisted of proceeds from the issuance of common stock of $6,140,811, offset by proceeds from the issuance of convertible debt of $(1,501,876) and proceeds from the issuance of notes payable – related parts of $(1,050,000).

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Purchase Agreements

On October 15, 2020, we entered into four (4) Securities Purchase Agreements to document transactions prior to September 30, 2020 whereby we sold and issued 5,900,000 shares of our common stock at $0.05 per share for aggregate consideration of $295,000. The purchasers included our officers and directors and our largest shareholder, as follows:

Name	Aggregate Principal and Interest	Aggregate Shares
Jay W. Decker	$100,000	2,000,000
Shelton S. Decker	$50,000	1,000,000
Logan B. Decker	$50,000	1,000,000
Dr. Gerald Haase	$95,000	1,900,000
Total	$295,000	5,900,000

The shares of common stock issued pursuant to the Securities Purchase Agreements were offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The investors have acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

Note Conversion Agreements

Effective September 2, 2020, we entered into five (5) Note Conversion Agreements whereby an aggregate of $1,791,382.56 in outstanding principal and accrued interest was converted into an aggregate of 35,827,651 shares of our common stock. The conversion price was $0.05 per share. The conversions included a note held by our largest shareholder, as follows:

Name:	No. of Shares
Jay W. Decker	30,735,000
Genuine Partners	1,692,651
Dan Bishop	2,200,000
James Knox	1,000,000
Matthew Dee Grabau	200,000
Total	35,827,651

The shares of common stock issued pursuant to the Note Conversion Agreements were offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The investors have acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

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

Grey Cloak Tech Inc.

Dated: October 29, 2020	/s/ Kevin Pitts
By: Kevin “Duke” Pitts
Its: President