Form 10-K
period 2020-12-31
GREY CLOAK TECH INC.
filed 2021-02-19
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Healthy Extracts Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-2594704 (I.R.S. Employer Identification No.)
6445 S. Tenaya Way, Suite B110 Las Vegas, NV (Address of principal executive offices)	89113 (Zip Code)

Registrant’s telephone number, including area code (702) 463-1004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as February 16, 2021 was $7,090,074, based on the closing price of $0.055 on June 30, 2020.

As of February 16, 2021, there were 308,887,410 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

HEALTHY EXTRACTS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on December 19, 2014 in the State of Nevada. Historically, we provided cloud-based software to detect advertising fraud on the internet. We abandoned this business in early 2018.

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

On October 23, 2020, we changed our name from Grey Cloak Tech Inc. to Healthy Extracts Inc. to more accurately reflect our business. We are currently waiting for The Financial Industry Regulatory Authority (FINRA) to issue our Company a new ticker symbol before we file our 8-K for this change.

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

Through the exchange, we were able to secure funds in BergaMet to pay off debt and provide capital for operations. We paid an aggregate of over $500,000 to retire convertible debt. Prior to the exchange, we also entered into agreements with other holders of convertible debt to convert their notes for an aggregate of 806,015 shares of common stock. We also entered into conversion agreements with the holders of our Series A Convertible Preferred Stock whereby all of the outstanding preferred stock was converted for an aggregate of 15,592,986 shares of common stock. The conversion and repayment of the preferred stock and convertible debt have greatly improved our capitalization structure.

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

Bergamot, or citrus bergamia, is a rare citrus fruit native to the Calabrian region of Southern Italy. Due to sensitivity to the weather and soil conditions, this region accounts for 80 percent of the worldwide production of bergamot. This superfruit has been used for decades in the Calabrian regions for its beneficial effects in promoting overall health - particularly, in support of cholesterol, cardiovascular, and metabolic health[1]. Citrus bergamot contains five unique antioxidant polyphenols in unusually concentrated amounts, which help protect your body’s trillions of cells from free radical damage. The juice and albedo of bergamot has a unique profile of flavanoid and glycosides, such as neoeriocitrin, neohesperidin, naringin, rutin, neodesmin, rhoifolin, and poncirin. Naringin has been shown to be beneficial in animal models of atherosclerosis, while neoeriocitrin and rutin have been found to exhibit a strong capacity to prevent LDL from oxidation. Importantly, bergamot juice is rich in brutieridine and melitidine with an ability to inhibit HMG-CoA reductase, which inhibits the liver’s ability to produce LDL, resulting in reduced cholesterol levels in liver cells.

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

UBN's (http://UBNutrients.com) mission is to naturally ‘Create Better Lifestyles with Superior Health Technology through our science-based products.” UBN’s all-natural, sugar-free and caffeine-free proprietary formulations are the result of 20 years of scientific research and are positioned to provide consumer neuro-products that are natural brain solutions. UBN’s KETONOMICS® supplementation has also been studied in sports physiology, with specific regard to its potential benefits for competitive performance and endurance

UBN Products

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

Patents and Intellectual Property Rights

Our subsidiary, UBN, has four unique patent-pending formulations and two patents issued. We have not otherwise filed for any intellectual property protection. However, we rely on intellectual property law that may include a combination of copyright, trade secret and confidentiality agreements to protect our intellectual property. Our employees and independent contractors will be required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Status	Serial No.	Date Filed	Title
Pending	15/743,448	January 10, 2018	PROHYLAXIS AND MITIGATION OF MIGRAINE HEADACHES USING MEDIUM CHAIN TRIGLYCERIDES, KETONE ESTER, AND OTHER KETONIC SOURCES
Pending/In Appeal	16/501,502	April 22, 2019	PROHYLAXIS AND MITIGATION OF MIGRAINE HEADACHES USING MEDIUM CHAIN TRIGLYCERIDES, KETONE ESTER, AND OTHER KETONIC SOURCES
Pending	16/350,663	December 19, 2018	COMPOSITIONS OF MEDIUM CHAIN TRIGLYCERIDES AND PLANT-BASED NUTRIENTS FOR BRAIN HEALTH
Issuing	16/350,664	December 19, 2018	COMPOSITIONS WITH KETOGENIC AGENTS, CANNABINOIDS, PLANT-DERIVED SUBSTANCES AND MICRONUTRIENTS
Issued	16/501,249 (Patent No. 10,500,182)	December 17, 2018	COMPOSITIONS OF KETOGENIC SOURCES, MICRONUTRIENTS AND HYTOCHEMICALS FOR PROPHYLAXIS AND MITIGATION OF MIGRAINE HEADACHE
Pending	17/011,650	September 3, 2020	PROPHYLAXIS AND MIIGATION OF MIGRAINE HEADACHES USING MEDIUM CHAIN TRIGLYCERIDES, KETONE ESTERS, AND OTHER KETOGENIC SOURCES

[1] https://financial-news-now.com/nootropic-beverages-set-to-take-over-the-16-billion-dollar-energy-drink-market/

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

Risk Factors Related to the Business of the Company

Our operations rely on professionals all over the United States, which is impacted by the global pandemic, causing our resources to be affected. Our business operations have been and may continue to be materially and adversely affected by the coronavirus disease COVID-19.

An outbreak of respiratory illness caused by COVID-19 emerged in Wuhan city, Hubei province, PRC, in late 2019 and has been expanding globally. COVID-19 is considered to be highly contagious and poses a serious public health threat.

Restrictive measures have been imposed in major cities in the USA, including Los Angeles, New York, and Las Vegas, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business.

Throughout 2020, the COVID-19 outbreak has caused disruptions in our operations, which have resulted in delays on existing projects. A prolonged disruption or any further unforeseen delay in our operations could continue to result in increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

The outbreak of the coronavirus (“COVID-19”) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets, our operations and our efforts to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations and our ability to identify, review and explore alternatives for the Company. More broadly, the outbreak could potentially lead to an economic downturn that could limit the potential opportunities available to us via merger, acquisition or business combination.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit and equity markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to obtain additional funding through various financing transactions or arrangements, including joint venturing of projects, equity or debt financing or other means.

A pandemic typically results in social distancing, travel bans and quarantines, and this may limit access to our management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

The extent and potential short- and long-term impact of the COVID-19 outbreak on our business will depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

Our net loss from inception to December 31, 2020, was ($12,956,498). Based on our cash position of $59,201 as of December 31, 2020, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

Our officers and directors own stock representing less than 4% of shareholder votes; however, if you add in our controlling shareholder, Jay Decker, they hold approximately 58% of shareholder votes. As a result they will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

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

Jay Decker has beneficial ownership of our common stock with over 56% of the shareholder votes. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

The forward looking statements contained in this Annual Report report may prove incorrect.

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

General Risk Factors

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

We are authorized to issue 2,500,000,000 shares of common stock. Of these authorized shares, 308,887,410 shares are issued and outstanding as of February 16, 2021. Therefore, we are authorized to issue up to an additional 2,191,112,590 unissued shares of our common stock that may be issued by us for any purpose without the further consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 11,370,139 shares of our common stock, representing less than 4% of our total issued shares; however, with the addition of our largest shareholder, they own a combined 201,547,112 shares. Each individual officer, director, and control party may be able to sell up to 1% of our outstanding stock (currently approximately 3,000,000 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “GRCK.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2020 and 2019, as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2020	Fourth Quarter	$0.11	$0.04
	Third Quarter	$0.08	$0.041
	Second Quarter	$0.089	$0.021
	First Quarter	$0.05	$0.02

2019	Fourth Quarter	$0.105	$0.0313
	Third Quarter	$0.06	$0.0165
	Second Quarter	$0.074	$0.03
	First Quarter	$0.095	$0.0056

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

Holders

As of February 16, 2021, there were 308,887,410 shares of our common stock issued and outstanding and held by 71 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of February 16, 2021, we have awarded an aggregate of twelve million (12,000,000) options to nineteen (19) individuals at an exercise price of $0.05 per share.

Recent Issuance of Unregistered Securities

All unregistered issuances of securities have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Summary Overview

We were formed in December 2014. We had revenues of $1,276,559 in the year ended December 31, 2020 and $748,377 in the year ended December 31, 2019.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2020 and 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2020, we have incurred accumulated net losses of $12,956,498. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2020 and 2019

Introduction

We had revenues of $1,276,559 for the year ended December 31, 2020, as compared to $748,377 for the year ended December 31, 2019, an increase of $528,182, or 71%. Our cost of revenue was $1,855,001 for the year ended December 31, 2020, as compared to $524,494 for the year ended December 31, 2019, an increase of $1,330,506, or 254%. Our cost of revenue exceeded revenue for the year ended December 31, 2020 because we built up our inventory of bergamot product.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase/ (Decrease)

Revenue	$1,276,559	$748,377	$528,182
Cost of Revenue	1,855,001	524,494	1,330,506

Operating expenses:
General and administrative	1,474,891	1,163,745	311,146
Total operating expenses	1,474,891	1,163,745	311,146

Net operating loss
Other income/(expense)	(523,042)	1,572,639	(2,095,681)

Net gain/(loss)	$(2,576,375)	$632,776	$(3,209,151)

Revenues

We had revenues of $1,276,559 and $748,377 for the years ended December 31, 2020 and 2019, respectively, an increase of 71%.

Cost of Revenue

Cost of revenue was $1,855,001 and $524,494 and $28,590 for the years ended December 31, 2020 and 2019, respectively, an increase of 254%, and consisted of wholesale product costs and packaging. Our cost of revenue exceeded revenue for the year ended December 31, 2020 because we built up our inventory of bergamot product.

General and Administrative

General and administrative expense was $1,474,891 and $1,163,745 for the years ended December 31, 2020 and 2019, an increase of $311,146, or 27%. The increase was related to our acquisition of UBN, and increased administrative costs associated with being a public company. In the year ended December 31, 2020, general and administrative expenses consisted main of consulting of $607,197, selling expenses of $239,296, accounting and legal fees of $192,198, salary and wages of $156,250, and transfer agent and filing fees of $41,431. In the year ended December 31, 2019, general and administrative expense consisted mainly of consulting $435,357, selling expenses of $114,680, salary and wages of $158,950, transfer agent and filing fees of $8,002, and accounting and legal fees of $216,546.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $2,053,333 and $939,863 for the years ended December 31, 2020 and 2019, respectively, a gain of $1,113,470.

Other Income and Expense

Other income (expense) was $(523,042) and $1,572,639 for the years ended December 31, 2020 and 2019, respectively, a decrease of $2,095,681, of which $1,579,883 was an impairment of the goodwill in the UBN acquisition.

Net Gain/(Loss)

Our net gain (loss) for the year ended December 31, 2020 was $(2,576,375), or $(0.01) per share, and our net gain (loss) for the year ended December 31, 2019 was $632,776, or $0.01 per share.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2020 and 2019, we had negative operating cash flows. Our cash on hand as of December 31, 2020 was $59,201. Our monthly cash flow burn rate in 2020 (not including inventory purchases) was approximately $192,000. Although we have strong short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. With the acquisitions of BergaMet and UBN, we expect to see an increase in revenues over the next few years that will help us maintain the cash we need to operate our business. However, we have incurred additional expenses in these acquisitions and the additional costs to be incurred through this expansion of our operations will increase our need for additional cash flow.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019	Change

Cash	$59,201	$133,451	$(74,250)
Total Current Assets	2,490,158	3,241,083	(750,925)
Total Assets	3,115,430	3,449,526	(334,096)
Total Current Liabilities	261,604	4,315,136	(4,053,532)
Total Liabilities	$261,604	$4,315,136	$(4,053,532)

Our cash decreased by $74,250 as of December 31, 2020 as compared to December 31, 2019. Our total current assets decreased by $750,925, as a result of our decrease in inventory. Our total assets decreased by $334,096 despite our increase in patents/trademarks of $425,877 from the UBN acquisition.

Our current and total liabilities decreased by $4,053,532, from $4,315,136 as of December 31, 2019 to $261,604 as of December 31, 2020. Our total liabilities as of the year ended December 31, 2020 consisted primarily of notes payable – related party of $170,866 and accounts payable of $64,836.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2020 was $59,201. Our monthly cash flow burn rate in 2020 (not including inventory purchases) was approximately $192,000. Although we have strong short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2020 and 2019 was $3,482,641 and $3,488,099, respectively, a decrease of $5,458. Our net cash used in operating activities for the year ended December 31, 2020 consisted primarily of a net loss of $2,576,375, plus a change in fair value on derivative liability of $1,053,186 and accrued interest to related party of $490,703. Our net cash used in operating activities for December 31, 2019 consisted primary of net income of $632,776, offset by inventory expense of $(3,080,658) and a change in fair value on derivative liability of $(1,652,931).

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2020 and 2019 was $(425,877) and $1,813,621, respectively, a decrease of $2,239,498. The decrease in 2020 was primarily from the purchase of UBN.

Financing

Our net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $3,834,268 and $1,807,444, respectively, an increase of $2,026,824. The increase in 2020 was primarily due to proceeds from the issuance of common stock of $6,295,811, offset by proceeds from the issuance of convertible debt of $(1,501,876) and proceeds from issuance of notes payable – related party of $(880,000).

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthy Extracts Inc. (Formerly Grey Cloak Tech, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthy Extracts Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

February 19, 2021

HEALTHY EXTRACTS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	DECEMBER 31,	DECEMBER 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$59,201	$133,451
Accounts receivable	13,274	26,473
Inventory	2,417,683	3,081,158
Total current assets	2,490,158	3,241,083

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	6,135	15,183
Patents/Trademarks	425,877	—
Goodwill	193,260	193,260
Total other assets	625,272	208,443

TOTAL ASSETS	$3,115,430	$3,449,526

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$64,836	$21,125
Accrued liabilities	9,054	53,341
Notes payable	—	79,667
Notes payable - related party	170,866	1,050,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	6,750	166,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	1,341,876
Accrued interest payable	2,379	49,902
Accrued interest payable - related party	518	491,221
Derivative liabilities	7,202	1,060,388
Total current and total liabilities	261,604	4,315,136

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
308,887,410 and 121,610,085 shares issued and outstanding, respectively	308,887	121,610
Additional paid-in capital	15,501,436	9,392,903
Accumulated deficit	(12,956,498)	(10,380,123)
Total stockholders' equity (deficit)	2,853,826	(865,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,115,430	$3,449,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDING DECEMBER 31, 2020

(Unaudited)

	FOR THE YEAR ENDED
	DECEMBER 31,
	2020	2019

REVENUE	$1,276,559	$748,377

COST OF REVENUE	1,855,001	524,494

GROSS PROFIT	(578,442)	223,882

OPERATING EXPENSES
General and administrative	1,474,891	1,163,745
Total operating expenses	1,474,891	1,163,745

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(72,882)	(87,482)
Change in fair value on derivative	1,053,186	1,607,083
Loss on extinguishment of debt	46,836	53,038
SBA Loan Forgiveness	29,700	—
Impairment of Assets	(1,579,883)	—
Gain on sale of asset	—	—

Total other income (expense)	(523,042)	1,572,639

NET GAIN/(LOSS)	$(2,576,375)	$632,776

Loss per share - basic and diluted	$(0.01)	$0.01

Weighted average number of shares outstanding - basic and diluted	237,300,091	110,612,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE YEAR ENDING
	DECEMBER 31,
	2020	2019
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(2,576,375)	$632,776

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,048	8,527
Warrants issued for services	—	7,000
Non-cash compensation	—	108,260
Change in fair value on derivative liability	(1,053,186)	(1,652,931)
Loss on extinguishment of debt	—	53,038
Changes in operating assets and liabilities:
Accounts receivable	13,199	(26,473)
Inventory	663,476	(3,080,658)
Accrued interest receivable	—	4,762
Accounts payable	43,711	(36,215)
Accounts payable - related party	—	(15,000)
Accrued liabilities	(44,287)	53,341
Accrued interest payable	(47,524)	(33,997)
Accrued interest payable - related party	(490,703)	489,471
Net Cash used in Operating Activities	(3,482,641)	(3,488,099)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(22,985)
Purchase of BergaMet	—	1,757,310
Purchase of UBN	(417,839)	—
Trademarks	(8,038)
Payments of note receivable	—	79,295
Cash flows provided by (used in) Investing Activities:	(425,877)	1,813,621

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	6,295,811	—
Proceeds from issuance of convertible debt,	(1,501,876)	1,104,241
Payments for repayment of convertible debt	—	(349,330)
Proceeds from issuance of noted payable	(79,667)	16,667
Proceeds from issuance of noted payable - related party	(880,000)	1,050,866
Payments for repayment of notes payable - related party	—	(15,000)
Net Cash provided by Financing Activities	3,834,268	1,807,444

Increase (decrease) in cash	(74,250)	132,966
Cash at beginning of period	133,451	485
Cash at end of period	$59,201	$133,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDING DECEMBER 2020 AND 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	1,333,334	1,333	6,455,354	6,455	7,440,895	$(11,012,899)	$(3,564,216)

Cashless exercise of warrants	—	—	996,052	996	1,921	—	2,917

Issuance of shares acquisition of BergaMet	—	—	97,409,678	97,410	1,850,784		1,948,194

Issuance of common stock for preferred stock conversion	(1,333,334)	(1,333)	15,592,986	15,593	(14,260)	—	—

Issuance of common stock for debt conversion	—	—	806,015	806	106,912	—	107,718

Issuance of common stock for consulting fees	—	—	350,000	350	6,650	—	7,000

Debt Forgiveness	—	—	—	—	—	—	—

Net (loss) gain for the period	—	—	—	—	—	632,776	632,776

Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Issuance of common stock for debt conversion	—	—	35,827,651	35,828	1,755,555	—	1,791,383

Issuance of common stock for cash	—	—	5,900,000	5,900	289,100	—	295,000

Issuance of common stock for cash	—	—	800,000	800	39,200	—	40,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	2,000,000	2,000	98,000	—	100,000

Net (loss) gain for the period	—	—	—	—	—	(2,576,375)	(2,576,375)

Balance - December 31, 2020	—	$—	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthy Extracts Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014. The Company has additionally acquired BergaMet NA, LLC and Ultimate Brian Nutrients, LLC which markets and sells heath supplemental products. On October 23, 2020, we changed our name from Grey Cloak Tech Inc. to Healthy Extracts Inc. to more accurately reflect our business. We are currently waiting for The Financial Industry Regulatory Authority (FINRA) to issue our Company a new ticker symbol before we file our 8-K for this change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the year ended December 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2019 filed with the SEC on August 10, 2020.

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of December 31, 2020 and 2019, the total of inventory which was written off as an inventory allowance was $1,892,008 and $748,972.

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of December 31, 2020, after working through our analysis of goodwill during the year ending December 31, 2020.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has determined that the method applied represents the fair value of the asset group principally because the valuation of the intangibles with the asset group is based on the anticipated cash flows related to the revenue stream from its customers. The asset group excludes goodwill, long term non-operational assets and liabilities and cash. As such, the principal value from the asset group relates to the cash inflows from its customers and the cash outflows required to service these customers. The fair value for the asset group consists of the following:

•	Fair value of net revenues: computed using the income approach. The key input to these computations is the anticipated cash inflows from customers. These valuations include 100% of the cash inflows related to the customer base, and taking cash outflows into consideration.
•	Fair value of working capital (including accounts receivable, inventory, accrued expenses, and accounts payables). Due to the short-term nature of the working capital, book value has been determined to be fair value. These accounts represent either avoided future outflows (inventory, prepaids) or future cash flows (accrued expense, AP and AR) related to customer sales.
•	Fair value of five years of revenue (2020 to 2024): we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company records revenue upon shipment of the products to the customers.

Concentration

There is no concentration of revenue for the year ended December 31, 2019 and the year ended December 31, 2020 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending December 31, 2019 and December 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2020	$1,060,388
Issued during the year ended December 31, 2020	1,668,799
Change in fair value recognized in operations	(835,325)
Converted during the year ended December 31, 2020	(1,886,660)
Balance, December 31, 2020	$7,202

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ended December 31, 2020, the Company did not have any conversions of convertible debt with a bifurcated conversion option.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2020 of $12,956,498. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to seek funding through debt and equity financing and has recently acquired two new companies as a wholly owned subsidiary.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – RELATED PARTY

For the year ended December 31, 2020 and 2019, the Company had expenses totaling $66,000 and $31,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations As of December 31, 2020, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

As of December 31, 2020, the Company converted the outstanding convertible debt which was due to a related party.

NOTE 6 – NOTES PAYABLE

As of December 31, 2020, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with shareholders of the Company, no due date, 8% interest,	170,000
TOTAL	$170,866

As of December 31, 2020, the Company has an outstanding total of $517.78 in interest accrued for the above note.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2020, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	6,750
Less: Discount	—
TOTAL	$6,750

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 7 – CONVERTIBLE DEBT (continued)

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	271,684	$7,202

As of December 31, 2020, the Company has an outstanding total of $2,379 in accrued interest for the above convertible notes.

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

As of December 31, 2020, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the year ended December 31, 2020, the Company issued 41,727,651 shares of common stock. On several dates in September 2020, the Company raised $295,000 in direct security purchase agreement which equal to 5,900,000 shares of the Company’s common stock. During the fourth quarter of 2020, the Company raised $155,000 in direct security purchase agreement which equal to 3,100,000 shares of the Company’s common stock.

Warrant Issuances

In December 2020, the Company issued 7,500,000 warrants to three individuals at $0.05 per share. These warrants will need to be exercised between the date of issue and three years thereafter. As of December 31, 2020, there were 7,512,000 warrants outstanding, of which 4,000 warrants are fully vested.

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of December 31, 2020, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,276,559	1,276,559	—	—
Cost of Revenue	1,855,001	1,855,001	—	—
Long-lived Assets	619,137	8,038	417,839	193,260
Gain (Loss) Before Income Tax	(2,576,375)	(1,723,252)	(151,551)	(701,572)
Identifiable Assets	2,417,683	2,417,683	—	—
Depreciation and Amortization	9,048	8,850	—	198

The following table presents selected financial information about the Company’s reportable segments for the three months ended December 3, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	135,902	135,902	—	—
Cost of Revenue	1,411,823	1,411,823	—	—
Long-lived Assets	619,137	8,038	417,839	193,260
Gain (Loss) Before Income Tax	(1,629,500)	(1,516,381)	(39,614)	(73,505)
Identifiable Assets	2,417,683	2,417,683	—	—
Depreciation and Amortization	2,213	2,213	—	—

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12 – SUBSEQUENT EVENTS

Stock Purchase Agreements

During the beginning of January 2021, the Company received a total of $225,000 in exchange for 4,500,000 of common stock restricted shares through subscription agreements at $0.05 cents per share.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 . In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Kevin “Duke” Pitts	61	President, Director (2018)

William Bossung	62	Secretary, Chief Financial Officer, Director (2014)

Bill Croyle	69	Director (2019)

Kevin “Duke” Pitts, age 61, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

William Bossung, age 62, has served as our Secretary, Chief Financial Officer, and member of the Board of Directors since our inception Mr. Bossung has a diverse background in Corporate Finance, Insurance and accounting. From 2003 to August 2006 Mr. Bossung was co-founder of BCF Technology, an insurance software company that was ultimately sold to Vertafore in August of 2006. During January 2012 Mr. Bossung co-founded Splash Beverage Group, (SBEV) a beverage distribution company that distributes both alcohol and non-alcohol products. The company’s products are sold in over 25,000 retail locations Mr. Bossung is the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies. From 1997 to 2002 Mr. Bossung was the Director of Corporate Finance of Chadmoore Wireless Group, the company was engaged in the business of wireless communications utilizing 800 MHZ frequencies. Chadmoore aggregated over 5500 Specialized Mobile Radio licenses from the Federal Communications Commission, the licenses were acquired by Nextel, then merged into the Sprint PCS wireless network. Mr. Bossung currently holds an Insurance License and earned a bachelor’s degree in accounting and finance from Bloomsburg State University.

Bill Croyle, age 69, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include M&A, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill is has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French.

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

During the fiscal years ended December 31, 2020 and 2019, the Board of Directors met as necessary.

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

Mr. Bossung’s Employment Agreement also requires that certain proprietary information of ours be kept confidential. We will be the owner of certain intellectual property conceived or made by Mr. Bossung prior to termination of the Employment Agreement. Mr. Bossung’s Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibit 10.1.

Pitts Employment Agreement

On September 28, 2018, we entered into an Employment Agreement with Kevin “Duke” Pitts. Pursuant to Mr. Pitts’ Employment Agreement, we have agreed to pay Mr. Pitts an annual base salary of $60,000, and he may receive employee stock options as determined by the Board of Directors. Mr. Pitts’ employment is “at will” and either party may terminate the agreement at any time.

If terminated without Cause or as a result of Constructive Termination, Mr. Pitts will receive severance equal to three months’ pay at his most recent Base Salary. If Mr. Pitts is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits. The Employment Agreement includes non-compete and non-solicitation provisions that apply during the term of the Employment Agreement and for a period of one year after Mr. Pitts’ termination. Capitalized terms in this section not defined herein have the meaning given to such terms in the Employment Agreement.

Mr. Pitts’ Employment Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Mr. Pitts prior to termination of the Employment Agreement. Mr. Pitts’ Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibit 10.2.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and Chief Technology Officer for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Kevin “Duke” Pitts	2020	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000
President	2019	78,000	-0-	-0-	-0-	-0-	-0-	-0-	78,000

William Bossung	2020	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000
Secretary and CFO	2019	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000

Director Compensation

For the years ended December 31, 2020 and 2019, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of February 16, 2021, we have awarded an aggregate of twelve million (12,000,000) options to nineteen (19) individuals at an exercise price of $0.05 per share.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 16, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)(5)	4,230,112	1.36%

William Bossung (3)(6)	6,276,357	2.02%

Bill Croyle (3)(4)(7)	863,670	<1%

Jay Decker (8)	178,806,834	56.78%

All Officers and Directors as a Group (3 Persons)	11,370,139	3.55%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Healthy Extracts Inc.

(2)	Unless otherwise indicated, based on 308,887,410 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 663,670 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

(5)	Includes options to acquire 2,000,000 shares of common stock at $0.05 per share.

(6)	Includes options to acquire 2,000,000 shares of common stock at $0.05 per share.

(7)	Includes options to acquire 200,000 shares of common stock at $0.05 per share.

(8)	Includes warrants to acquire 6,000,000 shares of common stock at $0.05 per share.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of February 16, 2021, we have awarded an aggregate of twelve million (12,000,000) options to nineteen (19) individuals at an exercise price of $0.05 per share.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Mr. Bossung’s Employment Agreement also requires that certain proprietary information of ours be kept confidential. We will be the owner of certain intellectual property conceived or made by Mr. Bossung prior to termination of the Employment Agreement. Mr. Bossung’s Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibit 10.1.

Pitts Employment Agreement

On September 28, 2018, we entered into an Employment Agreement with Kevin “Duke” Pitts. Pursuant to Mr. Pitts’ Employment Agreement, we have agreed to pay Mr. Pitts an annual base salary of $60,000, and he may receive employee stock options as determined by the Board of Directors. Mr. Pitts’ employment is “at will” and either party may terminate the agreement at any time.

If terminated without Cause or as a result of Constructive Termination, Mr. Pitts will receive severance equal to three months’ pay at his most recent Base Salary. If Mr. Pitts is terminated for Cause, Disability or death, or voluntarily resigns, he will not receive any severance, only unpaid salary as of the date of termination and vested benefits. The Employment Agreement includes non-compete and non-solicitation provisions that apply during the term of the Employment Agreement and for a period of one year after Mr. Pitts’ termination. Capitalized terms in this section not defined herein have the meaning given to such terms in the Employment Agreement.

Mr. Pitts’ Employment Agreement also requires that certain proprietary information of the Company be kept confidential. The Company will be the owner of certain intellectual property conceived or made by Mr. Pitts prior to termination of the Employment Agreement. Mr. Pitts’ Employment Agreement also contains other certain terms and conditions which are common in such agreements, and reference is made herein to the text of the Employment Agreement which is filed herewith as Exhibit 10.2.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC was our independent registered public accounting firm for the years ended December 31, 2020 and 2019.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
Audit Fees (1)	$40,600	$43,200
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,600	$43,200

(1)    Audit fees were principally for audit and review services.

Of the fees described above for the years ended December 31, 2020 and 2019, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

Exhibit No.		Exhibit Description
3.1 (1)		Articles of Incorporation of Grey Cloak Tech Inc.

3.2		Certificate of Amendment of Articles of Incorporation

3.3 (1)		Bylaws of Grey Cloak Tech Inc.

10.1 (2)		Employment Agreement by and between the Company and William Bossung, dated October 17, 2017

10.2		Employment Agreement by and between the Company and Kevin “Duke” Pitts, dated September 28, 2018

10.3 (4)		Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

10.4 (3)		Share Exchange Agreement with Ultimate Brain Nutrients, LLC and its members

10.5 (4)		Form of Note Satisfaction Agreement

10.6 (4)		Form of Preferred Stock Conversion Agreement

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL Instance Document

101.	SCH	XBRL Schema Document

101.	CAL	XBRL Calculation Linkbase Document

101.	DEF	XBRL Definition Linkbase Document

101.	LAB	XBRL Labels Linkbase Document

101.	PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on June 8, 2018.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 8, 2020
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 28, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthy Extracts Inc.

Dated: February 19, 2021		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 19, 2021		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated: February 19, 2021		/s/ William Bossung
	By:	William Bossung
	Its:	Secretary and Chief Financial Officer