Form 10-Q
period 2021-03-31
HEALTHY EXTRACTS INC.
filed 2021-05-14
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, there were 318,302,410 shares of common stock, $0.001 par value, issued and outstanding.

HEALTHY EXTRACTS INC.

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

ITEM 1	Financial Statements

HEALTHY EXTRACTS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$232,932	$59,201
Accounts receivable	24,649	13,274
Inventory	2,479,644	2,417,683
Total current assets	2,737,225	2,490,158

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	4,860	6,135
Patents/Trademarks	463,765	425,877
Goodwill	193,260	193,260
Total other assets	661,884	625,272

TOTAL ASSETS	$3,399,109	$3,115,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$49,430	$64,836
Accrued liabilities	59,352	9,054
Notes payable	—	—
Notes payable - related party	170,866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	346,750	6,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	—
Accrued interest payable	3,742	2,379
Accrued interest payable - related party	3,918	518
Derivative liabilities	697,982	7,202
Total current and total liabilities	1,332,039	261,604

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized,
none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
317,302,410 and 121,610,085 shares issued and outstanding, respectively	317,302	308,887
Additional paid-in capital	15,999,901	15,501,436
Accumulated deficit	(14,250,134)	(12,956,498)
Total stockholders' equity (deficit)	2,067,070	2,853,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,399,109	$3,115,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2021

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2021	2020

REVENUE	$170,433	$455,839

COST OF REVENUE	41,442	196,057

GROSS PROFIT	128,991	259,782

OPERATING EXPENSES
General and administrative	716,087	207,632
Total operating expenses	716,087	207,632

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(15,759)	(42,476)
Change in fair value on derivative	(690,780)	615,136
Loss on extinguishment of debt	—	—
SBA Loan Forgiveness	—	—
Impairment of Assets	—	—
Gain on sale of asset	—	—

Total other income (expense)	(706,540)	572,660

Net gain/(loss) before income tax provision	(1,293,636)	624,811

NET GAIN/(LOSS)	$(1,293,636)	$624,811

Loss per share - basic and diluted	$(0.00)	$0.01

Weighted average number of shares outstanding - basic and diluted	313,442,910	121,610,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE 3 MONTHS
	ENDING
	MARCH 31,
	2021	2020
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(1,293,636)	$624,811

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,275	2,312
Warrants issued for services	—	—
Non-cash compensation	—	—
Change in fair value on derivative liability	690,780	(615,136)
Loss on extinguishment of debt	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,375)	(279,102)
Inventory	(61,961)	47,667
Accrued interest receivable	—	—
Accounts payable	(15,406)	4,763
Accounts payable - related party	—	—
Accrued liabilities	50,298	6,149
Accrued interest payable	1,363	(4,927)
Accrued interest payable - related party	3,400	38,068
Net Cash used in Operating Activities	(635,261)	(175,395)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	—
Purchase of BergaMet	—	—
Purchase of UBN	(29,850)	—
Trademarks	(8,038)	—
Payments of note receivable	—	—
Cash flows provided by (used in) Investing Activities:	(37,888)	—

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	506,880	—
Proceeds from issuance of convertible debt,	340,000	106,750
Payments for repayment of convertible debt	—	—
Proceeds from issuance of noted payable	—	2,557
Proceeds from issuance of noted payable - related party	—	300
Payments for repayment of notes payable - related party	—	—
Net Cash provided by Financing Activities	846,880	109,607

Increase (decrease) in cash	173,731	(65,788)
Cash at beginning of period	59,201	133,451
Cash at end of period	$232,932	$67,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDING DECEMBER 2021 AND 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Issuance of common stock for debt conversion	—	—	35,827,651	35,828	1,755,555	—	1,791,383

Issuance of common stock for cash	—	—	5,900,000	5,900	289,100	—	295,000

Issuance of common stock for cash	—	—	800,000	800	39,200	—	40,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	2,000,000	2,000	98,000	—	100,000

Net (loss) gain for the period	—	—	—	—	—	(2,576,375)	(2,576,375)

Balance - December 31, 2020	—	$—	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

Issuance of common stock for cash	—	—	900,000	900	44,100	—	45,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	3,300,000	3,300	161,700	—	165,000

Issuance of common stock for cash	—	—	—	—	—	—	—

Issuance of common stock for debt	—	—	1,200,000	1,200	85,200	—	86,400

Issuance of common stock for services	—	—	715,000	715	50,765	—	51,480

Issuance of common stock for services	—	—	2,000,000	2,000	142,000	—	144,000

Net (loss) gain for the period	—	—	—	—	—	(1,293,636)	(1,293,636)

Balance - December 31, 2021	—	$—	317,302,410	$317,302	15,999,901	$(14,250,134)	$2,067,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the year ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivables

Accounts receivables are recorded at the invoice amount and do not bear interest.

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of March 31, 2021 and 2020, the total of inventory which was written off as an inventory allowance was $1,808,904 and $748,972.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets established in connection with business combinations consist of patents, trademarks, and trade names. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

As of March 31, 2021, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of March 31, 2021, after working through our analysis of goodwill during the year ending March 31, 2021.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration

There is no concentration of revenue for the months ended March 31, 2020 and the months ended March 31, 2021 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending March 31, 2020 and March 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2021	$7,202
Issued during the year ended March 31, 2021	689,088
Change in fair value recognized in operations	1,692
Converted during the year ended March 31, 2021	0
Balance, March 31, 2021	$697,982

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended March 31, 2021, the Company issued $340,000 of convertible debt with a bifurcated conversion option.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2021 of $14,250,134. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 4 – RELATED PARTY

For the months ended March 31, 2021 and 2020, the Company had expenses totaling $18,000 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations As of March 31, 2021, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

In 2020, the Company converted the outstanding convertible debt which was due to a related party.

NOTE 6 – NOTES PAYABLE

As of March 31, 2021, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with shareholders of the Company, no due date, 8% interest,	170,000

TOTAL	$170,866

As of March 31, 2021, the Company has an outstanding total of $3,917.78 in interest accrued for the above note.

NOTE 7 – CONVERTIBLE DEBT

As of March 31, 2021, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750
Unsecured convertible debt, due 03/17/22, 10% interest, default interest at 16%, converts at $0.05/share.	340,000

SUBTOTAL	346,750
Less: Discount	—
TOTAL	$346,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	229,751	$8,894
Unsecured Convertible debt #2	11,220,000	$689,088

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

As of March 31, 2021, the Company has an outstanding total of $3,742 in accrued interest for the above convertible notes.

The convertible promissory notes #1 is in default but management has not been able to make contact with this party, due to them living out of the country. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock.

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

As of March 31, 2021, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Share Issuances

During the year ended March 31, 2021, the Company issued 3,915,000 shares of common stock. On March 18, 2021, the Company raised $340,000 note payable agreement which 1,200,000 shares of the Company’s common stock were issued to the note holder. Additionally, 2,000,000 shares of common stock were issued to a company helping secure the note. Finally, 715,000 shares of common stock were issued for marketing services.

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

Warrant Issuances

In December 2020, the Company issued 7,500,000 warrants to three individuals at $0.05 per share. These warrants will need to be exercised between the date of issue and three years thereafter. As of March 31, 2021, there were 7,512,000 warrants outstanding, of which 4,000 warrants are fully vested.

Stock Issued for Services

On January 28, 2019, the Company entered into a marketing and sales consulting agreement with an individual for a period of six months. The Company issued 350,000 shares of common stock as the compensation for this agreement. On March 18, 2021, the Company entered into a marketing consulting agreement with an individual. The Company issued 715,000 shares of common stock as the compensation for this agreement.

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

March 31, 2021 and 2020

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

NOTE 10 – BUSINESS SEGMENT INFORMATION

As of March 31, 2021, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the Months ended March 31, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	170,433	170,433	—	—
Cost of Revenue	41,442	41,442	—	—
Long-lived Assets	657,025	201,298	455,727	—
Gain (Loss) Before Income Tax	(1,293,636)	(154,452)	(36,492)	(1,102,692)
Identifiable Assets	2,479,644	2,479,644	—	—
Depreciation and Amortization	1,275	1,275	—	—

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 11 – SUBSEQUENT EVENTS

Offering Circular

During the first part of the 2021, the Company is in the process of filing a Regulation A with the U.S. Securities and Exchange Commission. We see this filing going through final approval in the month of May 2021.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

The Company evaluated its March 31, 2021 financial statements for subsequent events through May 3, 2021, the date the financial statements were available to be issued.

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

BergaMet generated all of our revenue in 2020.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Introduction

We had revenues of $170,433 for the three months ended March 31, 2021, compared to $455,839 for the three months ended March 31, 2020. Revenues for the three months ended December 31, 2020 were $135,902. Our cost of revenue for the three months ended March 31, 2021 were $41,442, compared to $196,057 for the three months ended March 31, 2020.

Our operating expenses were $716,087 for the three months ended March 31, 2021, compared to $207,632 for the three months ended March 31, 2020, an increase of $508,455, or 245%. Our operating expenses consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020

Revenue	$170,433	$273,302

Cost of Revenue	41,442	15,861

Gross Profit	128,991	257,442

Operating expenses:
General and administrative	716,087	265,755
Total operating expenses	716,087	265,755

Other income (expense)
Interest expenses, net of interest income	(15,759	(24,412)
Change in fair value on derivative	(690,780)	(610,835)
Loss on extinguishment of debt	—	—
SBA Loan Forgiveness	—	—
Impairment of Assets	—	—
Gain on sale of asset	—	—
Total other income (expense)	(706,540)	572,660

Net income (loss)	$(1,293,636)	$624,811

Revenues

We had revenues of $170,433 for the three months ended March 31, 2021, compared to $455,839 for the three months ended March 31, 2020, a reduction of $285,406, or 63%. Revenues for the three months ended December 31, 2020 were $135,902. Our cost of revenue for the three months ended March 31, 2021 were $41,442, or 24% of revenue, compared to $196,057 for the three months ended March 31, 2020, or 43% of revenue.

Cost of Revenue

Cost of revenue was $41,442 for the three months ended March 31, 2021, compared to $196,057 for the three months ended March 31, 2020, a decrease of $154,615, or 79%. Gross profit was $128,991 for the three months ended March 31, 2021, compared to $259,782 for the three months ended March 31, 2020, a decrease of $130,792, or 50%.

Cost of revenue as a percentage of revenues was 24% for the three months ended March 31, 2021, compared to 343% for the three months ended March 31, 2020.

General and Administrative

General and administrative expenses were $716,087 for the three months ended March 31, 2021, compared to $207,632 for the three months ended March 31, 2020. In the three months ended March 31, 2021, general and administrative expenses consisted mainly of consulting fees $172,500, professional fees $368,960, salary and wages $30,446, advertising $82,729, and postage $7,625. In the three months ended March 31, 2020, general and administrative expenses consisted mainly of professional fees $15,122, consulting fees $73,754, salary and wages $39,727, postage $7,501, advertising $19,551, and transfer agent and filing fees of $1,470.

Other Income (Expense)

Other income (expense) was $(706,540) for the three months ended March 31, 2021, compared to $572,660 for the three months ended March 31, 2020, a decrease of $1,279,200, or 223%. In the three months ended March 31, 2021, other income (expense) consisted of interest expense, net of interest income of $(15,759) and change in fair value on derivative of $(690,780). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares. In the three months ended March 31, 2020, other income (expense) consisted of interest expense, net of interest income of $(42,476) and change in fair value on derivative of $615,136.

Net Income (Loss)

Net income (loss) was $(1,293,636) and $624,811, or $0.00 and $0.01 per share, for the three months ended March 31, 2021 and 2020.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2021, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2020 was $59,201, and as of March 31, 2021 was $232,932. The increase in cash on hand was primarily from our net cash used in operating activities of $(635,261), offset by net cash provided by financing activities of $846,880. Our monthly cash flow burn rate for 2020 (not including inventory purchases) was approximately $192,000, and for the three months ended March 31, 2021 it was approximately $212,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2021 and December 31, 2020, respectively, are as follows:

	March 31,	December 31,	Increase/
	2021	2020	(Decrease)
Cash	$232,932	$59,201	$173,731
Total Current Assets	2,737,225	2,490,158	247,067
Total Assets	3,399,109	3,115,430	283,680
Total Current and Total Liabilities	1,332,039	261,604	1,070,436

Our total current assets and total assets increased during the three months ended March 31, 2021 primarily as a result of our increase in cash of $173,731 and inventory of $61,961. Our total current and total liabilities increased by $1,070,436 during the three months ended March 31, 2021 primarily because of an increase in convertible debt of $340,000, derivative liabilities of $690,780, and accrued liabilities of $50,298. Our accumulated deficit increased during the three months ended March 31, 2021 by $1,293,636 to $14,250,134.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2021 was $232,932. Based on our current level of revenues and monthly burn rate of approximately $212,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(635,261) for the three months ended March 31, 2021, compared to $(175,395) for the three months ended March 31, 2020. We use our cash for normal business operations. Our net cash used in operating activities for the three months ended March 31, 2021 consisted of our net loss of $1,293,636, plus a decrease in inventory of $61,961, offset by a change in fair value on derivative liability of $690,780 and accrued interest payable of $50,298.

Investing Activities

We had $(37,888) in cash flows provided by investing activities for the three months ended March 31, 2021, compared to $zero for the three months ended March 31, 2020.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2021 was $846,880, compared to $109,607 for the three months ended March 31, 2020. Our net cash provided by financing activities consisted of proceeds from the issuance of common stock of $506,880 and proceeds from the issuance of convertible debt of $340,000.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2021, we entered into a Securities Purchase Agreement whereby we issued a Promissory Note in the principal amount of $340,000. The Note has an original issue discount of $20,000, a maturity date of one year, and bears interest at the rate of ten percent (10%) per annum. We received a net amount of $320,000, minus expenses, upon issuance of the Note. We can prepay the Note at any time without penalty. If we have not previously prepaid the Note, after 180 days the holder may convert the Note, in whole or in part, into our common stock at a conversion price of $0.05 per share. As additional consideration, we issued an aggregate of 1,200,000 shares of our common stock to the note holder. If we prepay the Note in 180 days or less, 600,000 of the shares will be returned to us without additional consideration.

On March 18, 2021, we issued 2,715,000 shares of common stock, restricted in accordance with Rule 144, to two (2) shareholders for services rendered.

The note, warrants, and common stock were offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The investors have acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)       Exhibits

Exhibit No.	Name and/or Identification of Exhibit

10.1 (1)	Securities Purchase Agreement dated March 18, 2021

10.2 (1)	Promissory Note dated March 18, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthy Extracts Inc.

Dated: May 14, 2021	/s/ Kevin Pitts
By: Kevin “Duke” Pitts
Its: President