Form 10-K/A
period 2020-12-31
HEALTHY EXTRACTS INC.
filed 2021-08-03
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.1

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

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the annual period ended December 31, 2020 of Healthy Extracts Inc. (“Healthy Extracts”), which was filed with the Securities and Exchange Commission on February 19, 2021. This Form 10-K/A is being filed to correct how we reflect the purchase of BergaMet and the UBN in our Consolidated Statement of Cash Flows in the financial statements contained in Item 8 herein.

Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in Healthy Extracts’ Annual Report on Form 10-K for the annual period ended December 31, 2020, as originally filed. This Amendment does not reflect events occurring after the Form 10-K’s original filing date of February 19, 2021. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the annual period ended December 31, 2020.

For the convenience of the reader, we have included a complete version of the Amendment, which includes all unchanged portions of the original filing, within this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

Revenue	$170,433	$455,839

Cost of Revenue	41,442	196,057

Gross Profit	128,991	259,782

Operating expenses:
General and administrative	716,087	207,632
Total operating expenses	716,087	207,632

Other income (expense)
Interest expenses, net of interest income	(15,759	(42,476)
Change in fair value on derivative	(690,780)	615,136
Loss on extinguishment of debt	—	—
SBA Loan Forgiveness	—	—
Impairment of Assets	—	—
Gain on sale of asset	—	—
Total other income (expense)	(706,540)	572,660

Net income (loss)	$(1,293,636)	$624,811

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

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase/ (Decrease)

Revenue	$1,276,559	$748,377	$528,182
Cost of Revenue	1,855,001	524,494	1,330,506

Operating expenses:
General and administrative	1,474,891	1,163,745	311,146
Impairment of Assets	1,579,883		1,579,883
Total operating expenses	3,054,774	1,163,745	1,891,029

Net operating loss
Other income/(expense)	1,056,841	1,572,639	(515,798)

Net gain/(loss)	$(2,576,375)	$632,776	$(3,209,151)

Revenues

We had revenues of $1,276,559 and $748,377 for the years ended December 31, 2020 and 2019, respectively, an increase of 71%. BergaMet generated all of our revenue in 2020.

Cost of Revenue

Cost of revenue was $1,855,001 and $524,494 for the years ended December 31, 2020 and 2019, respectively, an increase of 254%, and consisted of wholesale product costs and packaging. Our cost of revenue exceeded revenue for the year ended December 31, 2020 because we wrote off $1,389,991 in raw bergamot product.

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

Impairment of Assets

For the year ended December 31, 2020, we recorded an impairment of the goodwill in the UBN acquisition of $1,579,883.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $3,633,216 and $939,863 for the years ended December 31, 2020 and 2019, respectively, a gain of $2,693,353.

Other Income and Expense

Other income (expense) was $1,056,841 and $1,572,639 for the years ended December 31, 2020 and 2019, respectively, a decrease of $515,798.

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

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2020 and 2019 was $1,902,758 and $1,730,788, respectively, an increase of $171,970. Our net cash used in operating activities for the year ended December 31, 2020 consisted primarily of a net loss of $2,576,375, plus a change in fair value on derivative liability of $1,053,186 and accrued interest to related party of $490,703 offset in part by impairment of goodwill of $1,579,883. Our net cash used in operating activities for December 31, 2019 consisted primary of net income of $632,776, offset by inventory expense of $(3,080,658) and a change in fair value on derivative liability of $(1,652,931).

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2020 and 2019 was $(115,740) and $56,310, respectively, a decrease of $172,050. The decrease in 2020 was primarily due to the addition of patents and trademarks.

Financing

Our net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $1,944,248 and $1,807,444, respectively, an increase of $136,804. The increase in 2020 was primarily due to proceeds from the issuance of common stock of $4,405,791, offset by proceeds from the issuance of convertible debt of $(1,501,876) and proceeds from issuance of notes payable - related party of $(880,000).

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

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDING DECEMBER 31, 2020

(Unaudited)

	FOR THE MONTH ENDED		FOR THE YEAR ENDED
	DECEMBER 31,		DECEMBER 31,
	2020	2019	2020	2019

REVENUE	$135,902	$176,762	$1,276,559	$748,377

COST OF REVENUE
Cost of goods sold	29,459	5,672	465,010	99,536
Written off inventory	1,382,364	424,958	1,389,991	424,958
Total cost of revenue	1,411,823	430,630	1,855,001	524,494

GROSS PROFIT	(1,275,921)	(253,868)	(578,442)	223,883

OPERATING EXPENSES
General and administrative	385,701	335,365	1,474,891	1,163,745
Impairment of Assets	—	—	1,579,883	—
Total operating expenses	385,701	335,365	3,054,774	1,163,745

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(655)	(30,531)	(72,882)	(87,482)
Change in fair value on derivative	3,077	581,888	1,053,186	1,607,083
Loss on extinguishment of debt	—	—	46,836	53,038
SBA Loan Forgiveness	29,700	—	29,700	—
Gain on sale of asset	—	—	—	—

Total other income (expense)	32,122	551,357	1,056,841	1,572,639

NET GAIN/(LOSS)	$(1,629,500)	$(37,876)	$(2,576,375)	$632,776

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.01

Weighted average number of shares outstanding - basic and diluted	237,300,091	110,612,376	237,300,091	110,612,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE YEAR
	ENDING
	DECEMBER 31,
	2020	2019
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(2,576,375)	$632,776

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,048	8,527
Warrants issued for services	—	7,000
Non-cash compensation	—	110,636
Change in fair value on derivative liability	(1,053,186)	(1,652,931)
Loss on extinguishment of debt	—	53,038
Gain on sale of asset	—	—
Impairment of goodwill	1,579,883	—
Changes in operating assets and liabilities:
Accounts receivable	13,199	(26,473)
Inventory	663,476	(1,325,724)
Accrued interest receivable	—	4,762
Accounts payable	43,711	(36,215)
Accounts payable - related party	—	(15,000)
Accrued liabilities	(44,287)	53,341
Accrued interest payable	(47,524)	(33,997)
Accrued interest payable - related party	(490,703)	489,471
Net Cash used in Operating Activities	(1,902,758)	(1,730,788)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	(22,985)
Patent/Trademarks	(115,740)	—
Payments of note receivable	—	79,295
Cash flows provided by (used in) Investing Activities:	(115,740)	56,310

Cash Flows from Financing Activities:

Net cash paid for acquistion of BergaMet	—	—
Net cash paid for acquisition of UBN	—	—
Proceeds from issuance of common stock	4,405,791	—
Proceeds from issuance of convertible debt,	(1,501,876)	1,104,241
Payments for repayment of convertible debt	—	(349,330)
Proceeds from issuance of noted payable	(79,667)	16,667
Proceeds from issuance of noted payable - related party	(880,000)	1,050,866
Payments for repayment of notes payable - related party	—	(15,000)
Net Cash provided by Financing Activities	1,944,248	1,807,444

Increase (decrease) in cash	(74,250)	132,966
Cash at beginning of period	133,451	485
Cash at end of period	$59,201	$133,451

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets established in connection with business combinations consist of patents, trademarks, and trade names. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. With the combination of Ultimate Brain Nutrients on April 3, 2020 the Company added a purchasing value of $315,604 in patents to its balance sheet.

As of December 31, 2020, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

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

Revenue Recognition

Beginning January 1, 2019, the Company implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Our recognizes revenue policy includes all sales channels which include the Company website channel or any other selling channel like Amazon, doctors’ offices, and walk-in sales. To achieve this core principle, we apply the following five steps:  identify the contract with the client, identify the performance obligations in the contract, determine the

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company recognizes revenue and cost of goods sold from each sale upon shipment of the promised goods to the customers.

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

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,276,559	1,276,559	—	—
Cost of Revenue	1,855,001	1,855,001	—	—
Long-lived Assets	619,137	201,298	417,839	—
Gain (Loss) Before Income Tax	(2,576,375)	(1,723,252)	(151,551)	(701,572)
Identifiable Assets	2,417,683	2,417,683	—	—
Depreciation and Amortization	9,048	8,850	—	198

The following table presents selected financial information about the Company’s reportable segments for the three months ended December 3, 2020.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	135,902	135,902	—	—
Cost of Revenue	1,411,823	1,411,823	—	—
Long-lived Assets	619,137	201,398	417,839	—
Gain (Loss) Before Income Tax	(1,629,500)	(1,516,381)	(39,614)	(73,505)
Identifiable Assets	2,417,683	2,417,683	—	—
Depreciation and Amortization	2,213	2,213	—	—

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12 – SUBSEQUENT EVENTS

Stock Purchase Agreements

During the beginning of January 2021, the Company received a total of $225,000 in exchange for 4,500,000 of common stock restricted shares through subscription agreements at $0.05 cents per share. Share for these stock purchase agreements were issued on January 27, 2021.

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

The Company evaluated its December 31, 2020 financial statements for subsequent events through February 19, 2021, the date the financial statements were available to be issued.

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

Healthy Extracts Inc.

Dated: August 3, 2021		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 3, 2021		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated: August 3, 2021		/s/ William Bossung
	By:	William Bossung
	Its:	Secretary and Chief Financial Officer