Form 10-Q/A
period 2021-03-31
HEALTHY EXTRACTS INC.
filed 2021-08-03
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 of Healthy Extracts Inc. (“Healthy Extracts”), which was filed with the Securities and Exchange Commission on May 14, 2021. This Form 10-Q/A is being filed to correct how we reflect the purchase of BergaMet and the UBN in our Consolidated Statement of Cash Flows in the financial statements contained in Part I, Item 1 herein.

Except as described above, this Amendment No. 1 on Form 10-Q/A is not intended to update or modify any other information presented in Healthy Extracts’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as originally filed. This Amendment does not reflect events occurring after the Form 10-Q’s original filing date of May 14, 2021. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

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

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE MONTHS
	ENDING MARCH 31,
	2021	2020
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(1,293,636)	$624,811

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,275	2,312
Warrants issued for services	—	—
Non-cash compensation	—	—
Change in fair value on derivative liability	690,780	(615,136)
Loss on extinguishment of debt	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,375)	(279,102)
Inventory	(61,961)	47,667
Accrued interest receivable	—	—
Accounts payable	(15,406)	4,763
Accounts payable - related party	—	—
Accrued liabilities	50,298	6,149
Accrued interest payable	1,363	(4,927)
Accrued interest payable - related party	3,400	38,068
Net Cash used in Operating Activities	(635,261)	(175,395)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	—
Trademarks	(37,888)	—
Payments of note receivable	—	—
Cash flows provided by (used in) Investing Activities:	(37,888)	—

Cash Flows from Financing Activities:

Purchase of BergaMet	—	—
Purchase of UBN	—	—
Proceeds from issuance of common stock	506,880	—
Proceeds from issuance of convertible debt,	340,000	106,750
Payments for repayment of convertible debt	—	—
Proceeds from issuance of noted payable	—	2,557
Proceeds from issuance of noted payable - related party	—	300
Payments for repayment of notes payable - related party	—	—
Net Cash provided by Financing Activities	846,880	109,607

Increase (decrease) in cash	173,731	(65,788)
Cash at beginning of period	59,201	133,451
Cash at end of period	$232,932	$67,663

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

Healthy Extracts Inc.

Dated: August 3, 2021	/s/ Kevin Pitts
By: Kevin “Duke” Pitts
Its: President