Form 10-Q
period 2021-06-30
HEALTHY EXTRACTS INC.
filed 2021-08-16
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 318,302,410 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$286,939	$59,201
Accounts receivable	40,315	13,274
Inventory	2,581,701	2,417,683
Total current assets	2,908,954	2,490,158

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	3,585	6,135
Patents/Trademarks	499,265	425,877
Goodwill	193,260	193,260
Total other assets	696,109	625,272

TOTAL ASSETS	$3,605,063	$3,115,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$14,722	$64,836
Accrued liabilities	89,718	9,054
Notes payable	—	—
Notes payable - related party	170,866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	751,750	6,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	—
Accrued interest payable	13,981	2,379
Accrued interest payable - related party	7,280	518
Derivative liabilities	987,427	7,202
Total current and total liabilities	2,035,744	261,604

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 318,302,410 and 121,610,085 shares issued and outstanding, respectively	318,302	308,887
Additional paid-in capital	16,058,901	15,501,436
Accumulated deficit	(14,807,885)	(12,956,498)
Total stockholders’ equity (deficit)	1,569,319	2,853,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,605,063	$3,115,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE MONTH ENDING JUNE 30, 2021
(Unaudited)

	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020

REVENUE	$243,886	$151,719	$414,318	$607,558

COST OF REVENUE	33,764	20,589	75,206	216,646

GROSS PROFIT	210,122	131,130	339,112	390,912

OPERATING EXPENSES
General and administrative	464,831	444,318	1,180,918	651,950
Impairment of Assets	—	1,579,883	—	1,579,883
Total operating expenses	464,831	2,024,201	1,180,918	2,231,833

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(13,597)	19,631	(29,356)	62,107
Change in fair value on derivative	(289,445)	1,472,471	(980,225)	857,335
Loss on extinguishment of debt	—	—	—	—
SBA Loan Forgiveness	—	—	—	—
Gain on sale of asset	—	—	—	—

Total other income (expense)	(303,041)	1,492,102	(1,009,581)	919,442

Net gain/(loss) before income tax provision	(557,751)	(3,385,173)	(1,851,387)	(2,760,363)

NET GAIN/(LOSS)	$(557,751)	$(3,385,173)	$(1,851,387)	$(2,760,363)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	315,764,537	182,890,767	317,043,903	223,697,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE MONTHS
	ENDING
	JUNE 30,
	2021	2020
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(1,851,387)	$(2,760,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,550	4,623
Warrants issued for services	341,880	—
Non-cash compensation	—	—
Change in fair value on derivative liability	980,225	857,335
Loss on extinguishment of debt	—	—
Changes in operating assets and liabilities:
Accounts receivable	(27,040)	10,611
Inventory	(164,018)	19,362
Accrued interest receivable	—	—
Accounts payable	(50,113)	23,145
Accounts payable - related party	—	—
Accrued liabilities	80,664	781
Accrued interest payable	11,602	10,553
Accrued interest payable - related party	6,762	(11,004)
Net Cash used in Operating Activities	(668,875)	(1,844,956)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	—
Trademarks	(73,388)	(26,754)
Payments of note receivable	—	—
Cash flows provided by (used in) Investing Activities:	(73,388)	(26,754)

Cash Flows from Financing Activities:

Purchase of BergaMet	—	—
Purchase of UBN	—	(310,137)
Proceeds from issuance of common stock	225,000	4,054,428
Proceeds from issuance of convertible debt,	745,000	(1,341,876)
Payments for repayment of convertible debt	—	—
Proceeds from issuance of noted payable	—	—
Proceeds from issuance of noted payable - related party	—	—
Payments for repayment of notes payable - related party	—	—
Net Cash provided by Financing Activities	970,000	2,402,415

Increase (decrease) in cash	227,738	530,705
Cash at beginning of period	59,201	133,451
Cash at end of period	$286,939	$664,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE MONTHS ENDING JUNE 2021 AND 2020
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Issuance of common stock for debt conversion	—	—	35,827,651	35,828	1,755,555	—	1,791,383

Issuance of common stock for cash	—	—	5,900,000	5,900	289,100	—	295,000

Issuance of common stock for cash	—	—	800,000	800	39,200	—	40,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	2,000,000	2,000	98,000	—	100,000

Net (loss) gain for the period	—	—	—	—	—	(2,576,375)	(2,576,375)

Balance - December 31, 2020	—	$—	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

Issuance of common stock for cash	—	—	900,000	900	44,100	—	45,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	3,300,000	3,300	161,700	—	165,000

Issuance of common stock for cash	—	—	—	—	—	—	—

Issuance of common stock for debt	—	—	1,200,000	1,200	85,200	—	86,400

Issuance of common stock for services	—	—	715,000	715	50,765	—	51,480

Issuance of common stock for services	—	—	2,000,000	2,000	142,000	—	144,000

Issuance of common stock for services	—	—	1,000,000	1,000	59,000	—	60,000

Net (loss) gain for the period	—	—	—	—	—	(1,851,387)	(1,851,387)

Balance - June 30, 2021	—	$—	318,302,410	$318,302	16,058,901	$(14,807,885)	$1,569,319

The accompanying notes are an integral part of these  financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthy Extracts Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014 as Grey Cloak Tech Inc. On October 23, 2020, we changed our name from Grey Cloak Tech Inc. to Healthy Extracts Inc. to more accurately reflect our business. The Company has acquired BergaMet NA, LLC and Ultimate Brian Nutrients, LLC which market and sell heath supplemental products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2019 filed with the SEC on August 10, 2020.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of June 30, 2021 and 2020, the total of inventory which was written off as an inventory allowance was $1,8543,758 and $748,972.

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

As of June 30, 2021, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of June 30, 2021, after working through our analysis of goodwill during the year ending June 30, 2021.

The Company has determined that the method applied represents the fair value of the asset group principally because the valuation of the intangibles with the asset group is based on the anticipated cash flows related to the revenue stream from its customers. The asset group excludes goodwill, long term non-operational assets and liabilities and cash. As such, the principal value from the asset group relates to the cash inflows from its customers and the cash outflows required to service these customers. The fair value for the asset group consists of the following:

●	Fair value of net revenues: computed using the income approach. The key input to these computations is the anticipated cash inflows from customers. These valuations include 100% of the cash inflows related to the customer base, and taking cash outflows into consideration.

●	Fair value of working capital (including accounts receivable, inventory, accrued expenses, and accounts payables). Due to the short-term nature of the working capital, book value has been determined to be fair value. These accounts represent either avoided future outflows (inventory, prepaids) or future cash flows (accrued expense, AP and AR) related to customer sales.

●	Fair value of five years of revenue (2021 to 2025): we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

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

Concentration

There is no concentration of revenue for the months ended June 30, 2020 and the months ended June 30, 2021 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending June 30, 2020 and June 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2021	$7,202
Issued during the year ended June 30, 2021	1,176,509
Change in fair value recognized in operations	(196,284)
Converted during the year ended June 30, 2021	0
Balance, June 30, 2021	$987,427

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended June 30, 2021, the Company issued $745,000 of convertible debt with a bifurcated conversion option.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification is required.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2021 of $14,747,885. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended June 30, 2021 and 2020, the Company had expenses totaling $18,000 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of June 30, 2021, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

In 2020, the Company converted the outstanding convertible debt which was due to a related party.

NOTE 6 – NOTES PAYABLE

As of June 30, 2021, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with shareholders of the Company, no due date, 8% interest,	170,000

TOTAL	$170,866

As of June 30, 2021, the Company has an outstanding total of $6,184 in interest accrued for the above note.

NOTE 7 – CONVERTIBLE DEBT

As of June 30, 2021, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750
Unsecured convertible debt, due 03/17/22, 10% interest, default interest at 16%, converts at $0.05/share.	320,000
13 unsecured convertible debt were issued during the 2nd quarter 2021, due 03/31/23, 6% interest, converts at $0.05/share.	425,000
SUBTOTAL	346,750
Less: Discount	—
TOTAL	$751,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	279,764	$7,841
Unsecured Convertible debt #2	10,620,000	$492,165
Unsecured Convertible debt #3	502,000	$28,704
Unsecured Convertible debt #4	500,417	$28,433
Unsecured Convertible debt #5	1,002,333	$57,072
Unsecured Convertible debt #6	501,333	$28,559
Unsecured Convertible debt #7	1,007,167	$57,727
Unsecured Convertible debt #8	500,750	$28,479
Unsecured Convertible debt #9	503,833	$28,896
Unsecured Convertible debt #10	503,000	$28,787
Unsecured Convertible debt #11	503,833	$28,896
Unsecured Convertible debt #12	1,001,500	$56,958
Unsecured Convertible debt #13	502,917	$28,776
Unsecured Convertible debt #14	1,005,667	$57,531
Unsecured Convertible debt #15	501,667	$28,604

As of June 30, 2021, the Company has an outstanding total of $13,981 in accrued interest for the above convertible notes.

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

As of June 30, 2021, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the year ended June 30, 2021, the Company issued 4,915,000 shares of common stock. On April 22, 2021, the Company issued 1,000,000 shares of common stock for consulting and development advertising and promotional items. On March 18, 2021, the Company raised $340,000 note payable agreement which 1,200,000 shares of the Company’s common stock were issued to the note holder. Additionally, 2,000,000 shares of common stock were issued to a company helping secure the note. Finally, 715,000 shares of common stock were issued for marketing services.

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

Warrant Issuances

In December 2020, the Company issued 7,500,000 warrants to three individuals at $0.05 per share. These warrants will need to be exercised between the date of issue and three years thereafter. As of June 30, 2021, there were 7,512,000 warrants outstanding, of which 4,000 warrants are fully vested.

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

NOTE 10 – BUSINESS SEGMENT INFORMATION

As of June 30, 2021, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the Months ended June 30, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	414,318	414,318	—	—
Cost of Revenue	75,206	75,206	—	—
Long-lived Assets	692,524	201,298	491,227	—
Gain (Loss) Before Income Tax	(1,851,387)	(283,849)	(69,634)	(1,497,904)
Identifiable Assets	2,581,701	2,581,701	—	—
Depreciation and Amortization	2,550	2,550	—	—

NOTE 11 – SUBSEQUENT EVENTS

Offering Circular

During the first part of the 2021, the Company is in the process of filing a Regulation A with the U.S. Securities and Exchange Commission. We see this filing going through final approval in the month of August 2021.

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

During the first half of 2021, the Company engaged with HP Securities Inc. to help raise funding. In exchange for their help, the Company has agreed to issue them 1,000,000 shares of common stock. The Company estimates those shares will be issued in the 3rd or 4th quarter of 2021.

The Company evaluated its June 30, 2021 financial statements for subsequent events through August 4, 2021, the date the financial statements were available to be issued.

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

Summary Overview

We were formed in December 2014. We had revenues of $1,276,559 in the year ended December 31, 2020 and $748,377 in the year ended December 31, 2019. As of June 30, 2021, we had revenues of $414,318 for the first six months of 2021.

BergaMet NA, LLC

On February 4, 2019, we issued and exchanged shares of our common stock for all of the outstanding equity securities of BergaMet. BergaMet is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange were equal to approximately 80.1% of our outstanding common stock immediately following the exchange.

The acquisition of BergaMet has been extremely beneficial to us. BergaMet was an established company that was already generating revenues when we acquired it. BergaMet also has unique products that fit nicely with our existing business. We plan on expanding our product line to other nutraceuticals.

BergaMet generated all of our revenue in 2020.

Ultimate Brain Nutrients, LLC

On April 3, 2020, we entered into a Share Exchange Agreement with Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”), and the members of UBN. UBN is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange were equal to approximately 42.5% of our outstanding common stock immediately following the exchange.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Introduction

We had revenues of $243,886 and $414,318 for the three and six months ended June 30, 2021, compared to $151,719 and $607,558 for the three and six months ended June 30, 2020. Revenues for the three months ended March 31, 2021 were $170,452. Our revenues for the three months ended June 30, 2021 were 43% higher than the immediately preceding quarter.

Our operating expenses were $404,831 and $1,120,918 for the three and six months ended June 30, 2021, compared to $2,024,201 and $2,231,833 for the three and six months ended June 30, 2020. Our operating expenses for the three months ended June 30, 2021 were 43% lower than the immediately preceding quarter.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$243,886	$151,719	$414,318	$607,558

Cost of Revenue	33,764	20,589	75,206	216,646

Gross Profit	210,122	131,130	339,112	390,912

Operating expenses:
General and administrative	404,831	444,318	1,120,918	651,950
Impairment of Assets	—	1,579,883	—	1,579,883
Total operating expenses	404,831	2,024,201	1,120,918	2,231,833

Other income (expense)
Interest expenses, net of interest income	(13,597)	19,631	(29,356)	62,107
Change in fair value on derivative	(289,445)	1,472,471	(980,225)	857,335
Loss on extinguishment of debt	—	—	—	—
SBA Loan Forgiveness	—	—	—	—
Gain on sale of asset	—	—	—	—
Total other income (expense)	(303,041)	1,492,102	(1,009,581)	919,442

Net income (loss)	$(497,751)	$(3,385,173)	$(1,791,387)	$(2,760,363)

Revenues

We had revenues of $243,886 and $414,318 for the three and six months ended June 30, 2021, compared to $151,719 and $607,558 for the three and six months ended June 30, 2020, an increase of $92,167, or 60%, for the three month period and a decrease of $193,240, or 32%, for the six month period. Revenues for the three months ended March 31, 2021 were $170,452.

Cost of Revenue

Our cost of revenue for the three and six months ended June 30, 2021 were $33,764 and $75,206, or 14% and 18% of revenue, respectively, compared to $20,589 and $216,646, or 14% and 36% of revenue, respectively, for the three and six months ended June 30, 2020.

General and Administrative

General and administrative expenses were $404,831 and $1,120,918 for the three and six months ended June 30, 2021, compared to $444,318 and $651,950 for the three and six months ended June 30, 2020. In the three months ended June 30, 2021, general and administrative expenses consisted mainly of consulting fees $172,500, professional fees $23,301, salary and wages $42,573, advertising $169,994, and postage $7,448. In the six months ended June 30, 2021, general and administrative expenses consisted mainly of professional fees $392,260, consulting fees $345,250, salary and wages $73,019, postage $13,934, advertising $252,723, and transfer agent and filing fees of $18,912.

Impairment of Assets

In the three and six months ended June 30, 2020, we recorded impairment of assets of $1,579,883. This is a result of our purchase of Ultimate Brain Nutrients, LLC being a related party transaction and the new division recording no revenue as of June 30, 2020.

Other Income (Expense)

Other income (expense) was $(303,041) and (1,009,581) for the three and six months ended June 30, 2021, compared to $1,492,102 and $919,442 for the three and six months ended June 30, 2020, a decrease of $1,795,143, or 120%, for the three month period and $1,929,023, or 210%, for the six month period. In the three months ended June 30, 2021, other income (expense) consisted of interest expense, net of interest income of $(13,597) and change in fair value on derivative of $(289,445). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares. In the six months ended June 30, 2020, other income (expense) consisted of interest expense, net of interest income of $(29,356) and change in fair value on derivative of $(980,225).

Net Income (Loss)

Net income (loss) was $(497,751) and $(1,791,387), or $0.00 and $0.01 per share, for the three months ended June 30, 2021 and 2020.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2021, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2020 was $59,201, as of March 31, 2021 was $232,932, and as of June 30, 2021 was $286,939. The increase in cash on hand from December 31, 2020 to June 30, 2021 was primarily from our net cash used in operating activities of $(668,875), offset by net cash provided by financing activities of $970,000. Our monthly cash flow burn rate for 2021 (not including inventory purchases) was approximately $84,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2021 and December 31, 2020, respectively, are as follows:

	June 30,	December 31,	Increase/
	2021	2020	(Decrease)

Cash	$286,939	$59,201	$227,738
Total Current Assets	2,908,954	2,490,158	418,796
Total Assets	3,605,063	3,115,430	489,633
Total Current and Total Liabilities	2,035,744	261,604	1,774,140

Our total current assets and total assets increased during the six months ended June 30, 2021 primarily as a result of our increase in cash of $227,738 and inventory of $164,018. Our total current and total liabilities increased by $1,774,140 during the six months ended June 30, 2021 primarily because of an increase in convertible debt of $745,000, derivative liabilities of $980,225, and accrued liabilities of $80,664. Our accumulated deficit increased during the six months ended June 30, 2021 by $1,791,387 to $14,747,885.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2021 was $286,939. Based on our current level of revenues and monthly burn rate of approximately $84,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(668,875) for the six months ended June 30, 2021, compared to $(1,844,956) for the six months ended June 30, 2020. We use our cash for normal business operations. Our net cash used in operating activities for the six months ended June 30, 2021 consisted of our net loss of $1,791,387, plus a decrease in inventory of $164,018, offset by a change in fair value on derivative liability of $980,225 and warrants issued for services of $281,880.

Investing Activities

We had $(73,388) in cash flows provided by investing activities for the six months ended June 30, 2021, compared to $(26,754) for the six months ended June 30, 2020. In both cases, these were related to our trademarks.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2021 was $970,000, compared to $2,402,415 for the six months ended June 30, 2020. Our net cash provided by financing activities consisted of proceeds from the issuance of common stock of $225,000 and proceeds from the issuance of convertible debt of $745,000.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From May through August 2021, we issued convertible promissory notes with an aggregate face value of $615,000, plus warrants to acquire an aggregate of 6,150,000 shares of our common stock, to a total of nineteen (19) investors. The notes are convertible into our common stock at th election of the holder at $0.05 per share. The warrants are exercisable for a period of five (5) years at $0.075 per share. In connection with the sale of the notes and warrants to U.S. investors, HP Securities, Inc. was paid ten percent (10%) of the offering proceeds in cash, and issued one million (1,000,000) shares of our common stock and warrants to acquire 230,000 shares of our common stock at an exercise price of $0.05 per share.

The note, warrants, and common stock were offered and sold in reliance on an exemption from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. The investors have acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)       Exhibits

Exhibit No.	Name and/or Identification of Exhibit

10.1	Form of Securities Purchase Agreement

10.2	Form of Promissory Note

10.2	Form of Warrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthy Extracts, Inc.

Dated: August 16, 2021	/s/ Kevin Pitts
	By:	Kevin “Duke” Pitts
	Its:	President