Form 10-Q/A
period 2021-06-30
HEALTHY EXTRACTS INC.
filed 2021-09-03
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FIRST AMENDED

FORM 10-Q/A

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

Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended  June 30, 2021 of Healthy Extracts Inc. (“Healthy Extracts”), which was filed with the Securities and Exchange Commission on August 16, 2021. The Form 10-Q/A is being filed to correct certain non-material mathematical errors.

Except as describe above, this Amendment No.1 on Form 10-Q/A is not intended to update or modify any other information presented in Healthy Extracts’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as originally filed. This amendment does not reflect events occurring after the Form 10-Q’s original filing date of August 15, 2021. Accordingly the Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

For the convenience of the reader , we have included a complete version of the Amendment, which includes all unchanged portions of the original filing, within this report.

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
FOR THE THREE AND SIX MONTH ENDING JUNE 30, 2021
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

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS
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
FOR THE SIX MONTHS ENDING JUNE 2021 AND 2020
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

Our operating expenses were $464,831 and $1,180,918 for the three and six months ended June 30, 2021, compared to $2,024,201 and $2,231,833 for the three and six months ended June 30, 2020. Our operating expenses for the three months ended June 30, 2021 were 43% lower than the immediately preceding quarter.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$243,886	$151,719	$414,318	$607,558

Cost of Revenue	33,764	20,589	75,206	216,646

Gross Profit	210,122	131,130	339,112	390,912

Operating expenses:
General and administrative	464,831	444,318	1,180,918	651,950
Impairment of Assets	—	1,579,883	—	1,579,883
Total operating expenses	464,831	2,024,201	1,180,918	2,231,833

Other income (expense)
Interest expenses, net of interest income	(13,597)	19,631	(29,356)	62,107
Change in fair value on derivative	(289,445)	1,472,471	(980,225)	857,335
Loss on extinguishment of debt	—	—	—	—
SBA Loan Forgiveness	—	—	—	—
Gain on sale of asset	—	—	—	—
Total other income (expense)	(303,041)	1,492,102	(1,009,581)	919,442

Net income (loss)	$(557,751)	$(3,385,173)	$(1,851,387)	$(2,760,363)

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

General and Administrative

General and administrative expenses were $464,831 and $1,180,918 for the three and six months ended June 30, 2021, compared to $444,318 and $651,950 for the three and six months ended June 30, 2020. In the three months ended June 30, 2021, general and administrative expenses consisted mainly of consulting fees $172,500, professional fees $23,301, salary and wages $42,573, advertising $169,994, and postage $7,448. In the six months ended June 30, 2021, general and administrative expenses consisted mainly of professional fees $392,260, consulting fees $345,250, salary and wages $73,019, postage $13,934, advertising $252,723, and transfer agent and filing fees of $18,912.

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

Net Income (Loss)

Net income (loss) was $(557,751) and $(1,851,387), or $0.00 and $0.01 per share, for the three months ended June 30, 2021 and 2020.

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

From May through August 2021, we issued convertible promissory notes with an aggregate face value of $615,000, plus warrants to acquire an aggregate of 6,150,000 shares of our common stock, to a total of nineteen (19) investors. The notes are convertible into our common stock at th election of the holder at $0.05 per share. The warrants are exercisable for a period of five (5) years at $0.075 per share. In connection with the sale of the notes and warrants to U.S. investors, HP Securities, Inc. was paid ten percent (10%) of the offering proceeds in cash, and issued one million (1,000,000) shares of our common stock and warrants to acquire 100,000 shares of our common stock at an exercise price of $0.05 per share.

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

Healthy Extracts, Inc.

Dated: September 3, 2021	/s/ Kevin Pitts
	By:	Kevin “Duke” Pitts
	Its:	President