Form 10-Q
period 2021-09-30
HEALTHY EXTRACTS INC.
filed 2021-11-15
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 322,680,188 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$115,138	$59,201
Accounts receivable	83,585	13,274
Inventory	2,533,170	2,417,683
Total current assets	2,731,893	2,490,158

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	2,310	6,135
Patents/Trademarks	510,765	425,877
Goodwill	193,260	193,260
Total other assets	706,334	625,272

TOTAL ASSETS	$3,438,227	$3,115,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$23,158	$64,836
Accrued liabilities	53,967	9,054
Notes payable	—	—
Notes payable - related party	170,866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	864,750	6,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	—
Accrued interest payable	29,829	2,379
Accrued interest payable - related party	10,680	518
Derivative liabilities	1,295,173	7,202
Total current and total liabilities	2,448,423	261,604

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 319,480,188 and 308,887,410 shares issued and outstanding, respectively	319,480	308,887
Additional paid-in capital	16,150,679	15,501,436
Accumulated deficit	(15,480,355)	(12,956,498)
Total stockholders’ equity (deficit)	989,804	2,853,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,438,227	$3,115,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 3 AND 9 MONTHS ENDING SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
REVENUE
Gross revenue	$447,986	$536,647	$903,142	$1,152,245
Less selling fees	(68,111)	(3,548)	(108,949)	(11,588)
Net revenue	379,875	533,099	794,193	1,140,657

COST OF REVENUE	72,250	226,532	147,456	443,178

GROSS PROFIT	307,625	306,567	646,737	697,479

OPERATING EXPENSES
General and administrative	692,940	437,240	1,873,858	1,089,190
Impairment of assets	—	—	—	1,579,883
Total operating expenses	692,940	437,240	1,873,858	2,669,073

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(19,242)	(10,120)	(48,598)	(72,226)
Change in fair value on derivative	(307,746)	1,907,444	(1,287,971)	1,050,109
Loss on extinguishment of debt	—	46,836	—	46,836
SBA loan forgiveness	39,833	—	39,833	—
Gain on sale of asset	—	—	—	—

Total other income (expense)	(287,155)	1,944,160	(1,296,736)	1,024,719

Net gain/(loss) before income tax provision	(672,470)	1,813,487	(2,523,857)	(946,876)

NET GAIN/(LOSS)	$(672,470)	$1,813,487	$(2,523,857)	$(946,876)

Loss per share - basic and diluted	$(0.00)	$0.01	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	316,650,804	214,029,532	317,363,964	214,029,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE 9 MONTHS
	ENDING
	SEPTEMBER 30,
	2021	2020
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(2,523,857)	$(946,876)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,825	6,836
Warrants issued for services	434,836	—
Non-cash compensation	—	—
Change in fair value on derivative liability	1,287,971	(1,050,109)
Loss on extinguishment of debt	—	(46,836)
Changes in operating assets and liabilities:
Accounts receivable	(70,311)	(285,083)
Inventory	(115,487)	(104,395)
Accrued interest receivable	—	—
Accounts payable	(41,678)	30,096
Accounts payable - related party	—	—
Accrued liabilities	44,913	(441)
Accrued interest payable	27,450	(826)
Accrued interest payable - related party	10,162	(491,221)
Net Cash used in Operating Activities	(942,175)	(2,888,854)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	—
Trademarks	(84,888)	(64,240)
Payments of note receivable	—	—
Cash flows provided by (used in) Investing Activities:	(84,888)	(64,240)

Cash Flows from Financing Activities:

Purchase of BergaMet	—	—
Purchase of UBN	—	(310,137)
Proceeds from issuance of common stock	225,000	6,140,811
Proceeds from issuance of convertible debt,	858,000	(1,501,876)
Payments for repayment of convertible debt	—	—
Proceeds from issuance of noted payable	—	(79,667)
Proceeds from issuance of noted payable - related party	—	(1,050,000)
Payments for repayment of notes payable - related party	—	—
Net Cash provided by Financing Activities	1,083,000	3,199,131

Increase (decrease) in cash	55,937	246,037
Cash at beginning of period	59,201	133,451
Cash at end of period	$115,138	$379,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE 9 MONTHS ENDING SEPTEMBER 30, 2021
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Issuance of common stock for debt conversion	—	—	35,827,651	35,828	1,755,555	—	1,791,383

Issuance of common stock for cash	—	—	5,900,000	5,900	289,100	—	295,000

Issuance of common stock for cash	—	—	800,000	800	39,200	—	40,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	2,000,000	2,000	98,000	—	100,000

Net (loss) gain for the period	—	—	—	—	—	(2,576,375)	(2,576,375)

Balance - December 31, 2020	—	$—	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

Issuance of common stock for cash	—	—	900,000	900	44,100	—	45,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	3,300,000	3,300	161,700	—	165,000

Issuance of common stock for cash	—	—	—	—	—	—	—

Issuance of common stock for debt	—	—	1,200,000	1,200	85,200	—	86,400

Issuance of common stock for services	—	—	715,000	715	50,765	—	51,480

Issuance of common stock for services	—	—	2,000,000	2,000	142,000	—	144,000

Issuance of common stock for services	—	—	1,000,000	1,000	59,000	—	60,000

Issuance of common stock for services	—	—	1,177,778	1,178	91,778	—	92,956

Net (loss) gain for the period	—	—	—	—	—	(2,523,857)	(2,523,857)

Balance - September 30, 2021	—	$—	319,480,188	$319,480	16,150,679	$(15,480,355)	$989,804

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthy Extracts, Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014 as Grey Cloak Tech Inc. On October 23, 2020, we changed our name from Grey Cloak Tech Inc. to Healthy Extracts Inc. to more accurately reflect our business. The Company has acquired BergaMet NA, LLC and ultimate Brain Nutrients, LLC which market and sell health supplemental products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of September 30, 2021 and 2020, the total of inventory which was written off as an inventory allowance was $1,543,758 and $748,972.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets established in connection with business combinations consist of patents, trademarks, and trade names. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. With the acquisition of Ultimate Brain Nutrients on April 3, 2020 the Company added a purchasing value of $315,604 in patents to its balance sheet.

As of September 30, 2021, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of September 30, 2021, after working through our analysis of goodwill during the year ending September 30, 2021.

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

Concentration

There is no concentration of revenue for the months ended September 30, 2020 and the nine months ended September 30, 2021 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending September 30, 2020 and September 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2021	$7,202
Issued during the year ended September 30, 2021	1,446,469
Change in fair value recognized in operations	(158,498)
Converted during the year ended September 30, 2021	0
Balance, September 30, 2021	$1,295,173

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended September 30, 2021, the Company issued $200,000 of convertible debt with a bifurcated conversion option.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended September 30, 2021 of $15,480,355. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended September 30, 2021 and 2020, the Company had expenses totaling $18,000 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of September 30, 2021, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

In 2020, the Company converted the outstanding convertible debt which was due to a related party.

NOTE 6 – NOTES PAYABLE

As of September 30, 2021, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with shareholders of the Company, no due date, 8% interest,	170,000
TOTAL	$170,866

As of September 30, 2021, the Company has an outstanding total of $10,680 in interest accrued for the above note.

NOTE 7 – CONVERTIBLE DEBT

As of September 30, 2021, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

Unsecured convertible debt, due 03/17/22, 10% interest, default interest at 16%, converts at $0.05/share. Original note value $340,000	233,000

13 unsecured convertible debt were issued during the second quarter 2021, due 03/31/23, 6% interest, converts at $0.05/share.	425,000

7 unsecured convertible debt were issued during the third quarter 2021, due 03/31/23, 6% interest, converts at $0.05/share.	200,000

SUBTOTAL	864,750
Less: Discount	—
TOTAL	$864,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	243,318	$8,472
Unsecured Convertible debt #2	9,120,000	$448,727
Unsecured Convertible debt #3	509,917	$33,426
Unsecured Convertible debt #4	507,917	$33,295
Unsecured Convertible debt #5	1,010,000	$67,459
Unsecured Convertible debt #6	1,017,333	$66,688
Unsecured Convertible debt #7	508,833	$33,355
Unsecured Convertible debt #8	1,012,333	$67,869
Unsecured Convertible debt #9	200,267	$13,162
Unsecured Convertible debt #10	303,050	$20,247
Unsecured Convertible debt #11	1,022,167	$67,003
Unsecured Convertible debt #12	505,083	$33,744
Unsecured Convertible debt #13	508,250	$33,317
Unsecured Convertible debt #14	511,333	$33,519
Unsecured Convertible debt #15	511,333	$33,519
Unsecured Convertible debt #16	511,333	$33,519
Unsecured Convertible debt #17	1,016,500	$66,633
Unsecured Convertible debt #18	504,500	$33,631
Unsecured Convertible debt #19	510,417	$33,459
Unsecured Convertible debt #20	1,020,667	$66,906
Unsecured Convertible debt #21	505,667	$33,847
Unsecured Convertible debt #22	509,167	$33,377

As of September 30, 2021, the Company has an outstanding total of $29,829 in accrued interest for the above convertible notes.

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

Common Share Issuances

During the year ended September 30, 2021, the Company issued 10,592,778 shares of common stock. During the third quarter 2021, the Company issued 1,177,778 shares of common stock for advertising and broker fees. On March 18, 2021, the Company raised $340,000 note payable agreement which 1,200,000 shares of the Company’s common stock were issued to the note holder. Additionally, 2,000,000 shares of common stock were issued to a company helping secure the note. Furthermore, 715,000 shares of common stock were issued for marketing services while 1,000,000 shares of common stock were issued for advertising services. During January 2021 the company converted 4,500,000 of securities purchase agreement into common stock shares.

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

Warrant Issuances

In December 2020, the Company issued 7,500,000 warrants to three individuals at $0.05 per share. These warrants will need to be exercised between the date of issue and three years thereafter. As of September 30, 2021, there were 7,512,000 warrants outstanding, of which 4,000 warrants are fully vested.

Stock Issued for Services

On January 28, 2019, the Company entered into a marketing and sales consulting agreement with an individual for a period of six months. On March 18, 2021, the Company issued 715,000 shares of common stock as the compensation for this agreement. Additionally on March 18, 2021, the Company issued 2,000,000 shares of common stock to a company helping secure the note. During the second and third quarters of 2021, the Company entered into several broker agreements to help raise capital for the Company. 1,177,778 shares of common stock were issued in the third quarter as broker fees. And additional 1,000,000 shares of common stock were issued in the second quarter as advertising fees.

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

NOTE 10 – BUSINESS SEGMENT INFORMATION

As of September 30, 2021, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the YTD ended September 30, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	903,142	903,142	—	—
Less Selling Fees	(108,949)	(108,949)
Cost of Revenue	147,456	147,456	—	—
Long-lived Assets	706,334	203,607	502,727	—
Gain (Loss) Before Income Tax	(2,523,857)	(439,272)	(105,634)	(1,978,951)
Identifiable Assets	2,533,170	2,533,170	—	—
Depreciation and Amortization	3,825	3,825	—	—

The following table presents selected financial information about the Company’s reportable segments for the Quarters ended September 30, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	447,986	447,986	—	—
Less Selling Fees	(68,111)	(68,111)
Cost of Revenue	72,250	72,250	—	—
Long-lived Assets	706,334	203,607	502,727	—
Gain (Loss) Before Income Tax	(672,470)	(57,960)	(36,000)	(578,510)
Identifiable Assets	2,533,170	2,533,170	—	—
Depreciation and Amortization	1,275	1,275	—	—

NOTE 11 – SUBSEQUENT EVENTS

Notes Conversion

During the first part of the fourth quarter 2021, the Company converted 22 of the notes to common stock in total of $625,000. A total of 12,746,900 of common stock shares were issued in this conversion.

Offering Circular

During the third quarter of the 2021, the Company qualified a Regulation A offering with the U.S. Securities and Exchange Commission.

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

The Company evaluated its September 30, 2021 financial statements for subsequent events through November 15, 2021, the date the financial statements were available to be issued.

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

Summary Overview

We were formed in December 2014. We had revenues of $748,377 in the year ended December 31, 2019 and $1,276,559 in the year ended December 31, 2020. As of September 30, 2021, we had revenues of $903,142 for the first nine months of 2021.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Introduction

We had revenues of $447,986 and $903,142 for the three and nine months ended September 30, 2021, compared to $536,647 and $1,152,245 for the three and nine months ended September 30, 2020. Revenues for the three months ended June 30, 2021 were $243,886. Our revenues for the three months ended September 30, 2021 were 83% higher than the immediately preceding quarter.

Our operating expenses were $692,940 and $1,873,858 for the three and nine months ended September 30, 2021, compared to $437,240 and $2,669,073 for the three and nine months ended September 30, 2020. Operating expenses for the three months ended June 30, 2021 were $464,831 for the three months ended June 30, 2021. Our operating expenses for the three months ended September 30, 2021 were 49% higher than the immediately preceding quarter.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$447,986	$536,647	$903,142	$1,152,245

Cost of Revenue	72,250	226,532	147,456	443,178

Gross Profit	307,625	306,567	646,737	697,479

Operating expenses:
General and administrative	692,940	437,240	1,873,858	1,089,190
Impairment of Assets	—	—	—	1,579,883
Total operating expenses	692,940	437,240	1,873,858	2,669,073

Other income (expense)
Interest expenses, net of interest income	(19,242)	(10,120)	(48,598)	(72,226)
Change in fair value on derivative	(307,746)	1,907,444	(1,287,971)	1,050,109
Loss on extinguishment of debt	—	46,836	—	46,836
SBA Loan Forgiveness	39,833	—	39,833	—
Gain on sale of asset	—	—	—	—
Total other income (expense)	(287,155)	1,944,160	(1,296,736)	1,024,719

Net income (loss)	$(672,470)	$1,813,487	$(2,523,857)	$(946,876)

Revenues

We had revenues of $447,986 and $903,142 for the three and nine months ended September 30, 2021, compared to $536,647 and $1,152,245 for the three and nine months ended September 30, 2020., a decrease of $88,661, or 16%, for the three month period and a decrease of $249,103, or 22%, for the nine month period. Revenues for the three months ended June 30, 2021 were $243,886.

Cost of Revenue

Our cost of revenue for the three and nine months ended September 30, 2021 were $72,250 and $147,456, or 16% and 16% of revenue, respectively, compared to $226,532 and $443,178, or 42% and 38% of revenue, respectively, for the three and nine months ended September 30, 2020.

General and Administrative

General and administrative expenses were $692,940 and $1,873,858 for the three and nine months ended September 30, 2021, compared to $437,240 and $1,089,190 for the three and nine months ended September 30, 2020. In the three months ended September 30, 2021, general and administrative expenses consisted mainly of consulting fees $154,952, professional fees $51,463, salary and wages $36,217, advertising $148,231, and postage $23,023. In the nine months ended September 30, 2021, general and administrative expenses consisted mainly of professional fees $593,179, consulting fees $534,702, salary and wages $109,236, postage $36,956, advertising $400,954, and transfer agent and filing fees of $19,837.

Impairment of Assets

In the three and nine months ended September 30, 2020, we recorded impairment of assets of $1,579,883. This is a result of our purchase of Ultimate Brain Nutrients, LLC being a related party transaction and the new division recording no revenue as of September 30, 2020.

Other Income (Expense)

Other income (expense) was $(287,155) and (1,296,736) for the three and nine months ended September 30, 2021, compared to $1,944,160 and $1,024,719 for the three and nine months ended September 30, 2020, a decrease of $2,231,315, or 115%, for the three month period and $2,321,455, or 227%, for the nine month period. In the three months ended September 30, 2021, other income (expense) consisted of interest expense, net of interest income of $(19,242), change in fair value on derivative of $(307,746), and SBA loan forgiveness of $39,833. Change in fair value of derivative was related to the conversion of convertible debts into common stock shares. In the nine months ended September 30, 2021, other income (expense) consisted of interest expense, net of interest income of $(48,598), change in fair value on derivative of $(1,287,971), and SBA loan forgiveness of $39,833.

Net Income (Loss)

Net income (loss) was $(672,470) and $(2,523,857), or $(0.00) and $(0.01) per share, for the three and nine months ended September 30, 2021.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2021, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2020 was $59,201, and as of September 30, 2021 was $115,138. The increase in cash on hand from December 31, 2020 to September 30, 2021 was primarily from our net cash used in operating activities of $(942,175), offset by net cash used in investing activities of $(84,888) and net cash provided by financing activities of $1,083,000. Our monthly cash flow burn rate for 2021 (not including inventory purchases) was approximately $92,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2021 and December 31, 2020, respectively, are as follows:

	September 30,	December 31,	Increase/
	2021	2020	(Decrease)
Cash	$115,138	$59,201	$55,937
Total Current Assets	2,731,893	2,490,158	241,735
Total Assets	3,438,227	3,115,430	322,797
Total Current and Total Liabilities	2,448,423	261,604	2,186,819

Our total current assets and total assets increased during the nine months ended September 30, 2021 primarily as a result of our increase in cash of $55,937 and decrease in inventory of $115,487. Our total current and total liabilities increased by $2,186,819 during the nine months ended September 30, 2021 primarily because of an increase in convertible debt of $858,000, derivative liabilities of $1,287,971, and accrued liabilities of $44,913. Our accumulated deficit increased during the nine months ended September 30, 2021 by $2,523,857 to $15,480,355.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2021 was $115,138. Based on our current level of revenues and monthly burn rate of approximately $92,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(942,175) for the nine months ended September 30, 2021, compared to $(2,888,854) for the nine months ended September 30, 2020. We use our cash for normal business operations. Our net cash used in operating activities for the nine months ended September 30, 2021 consisted of our net loss of $2,523,857, plus a decrease in inventory of $115,487, offset by a change in fair value on derivative liability of $1,287,971 and warrants issued for services of $434,836.

Investing Activities

We had $(84,888) in cash flows provided by investing activities for the nine months ended September 30, 2021, compared to $(64,240) for the nine months ended September 30, 2020. In both cases, these were related to our trademarks.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2021 was $1,083,000, compared to $3,199,131 for the nine months ended September 30, 2020. Our net cash provided by financing activities consisted of proceeds from the issuance of common stock of $225,000 and proceeds from the issuance of convertible debt of $858,000.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From May through September 2021, we issued convertible promissory notes with an aggregate face value of $625,000, plus warrants to acquire an aggregate of 6,250,000 shares of our common stock, to a total of twenty (20) investors. The notes are convertible into our common stock at the election of the holder at $0.05 per share. The warrants are exercisable for a period of five (5) years at $0.075 per share. In connection with the sale of the notes and warrants to U.S. investors, HP Securities, Inc. or its affiliates was paid ten percent (10%) of the offering proceeds from investors introduced by them in cash, and issued one million (1,000,000) shares of our common stock and warrants to acquire 100,000 shares of our common stock at an exercise price of $0.05 per share; Carter Terry & Co was issued 177,778 shares of our common stock.

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

Healthy Extracts, Inc.

Dated: November 15, 2021	/s/ Kevin Pitts
	By:	Kevin “Duke” Pitts
	Its:	President