Form 10-K
period 2021-12-31
HEALTHY EXTRACTS INC.
filed 2022-04-01
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Healthy Extracts Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-2594704 (I.R.S. Employer Identification No.)

1 Silvermound Littleton, CO 80127 (Address of principal executive offices)	80127 (Zip Code)

Registrant’s telephone number, including area code (720) 463-1004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as March 22, 2022 was $12,649,188, based on the closing price of $0.08 on June 30, 2021.

As of March 22, 2022, there were 338,091,821 shares of common stock, par value $0.001, issued and outstanding.

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

Ultimate Brain Nutrients, LLC

On April 3, 2020, we issued and exchanged shares of our common stock for all of the outstanding equity securities of UBN. UBN is a science-based company that develops unique, plant-based health technology neuro-products that provide natural brain solutions. UBN has numerous proprietary products, with four unique patent-pending formulations and two patents issued.

The Market

Bergamot

BergaMet, LLC holds the rights to distribute BergaMet products in the United States, Canada, Mexico, and South Korea pursuant to a Supply Agreement with H&AD S.r.L., an Italian limited company. The Supply Agreement was entered into on January 1, 2019, has a term of five (5) years, and is renewable for up to four (4) additional and successive three (3) year terms.

Bergamot, or citrus bergamia, is a rare citrus fruit native to the Calabrian region of Southern Italy. Due to sensitivity to the weather and soil conditions, this region accounts for 80 percent of the worldwide production of bergamot. This superfruit has been used for decades in the Calabrian regions for its beneficial effects in promoting overall health - particularly, in support of cholesterol, cardiovascular, and metabolic health1. Citrus bergamot contains five unique antioxidant polyphenols in unusually concentrated amounts, which help protect your body’s trillions of cells from free radical damage. The juice and albedo of bergamot has a unique profile of flavanoid and glycosides, such as neoeriocitrin, neohesperidin, naringin, rutin, neodesmin, rhoifolin, and poncirin. Naringin has been shown to be beneficial in animal models of atherosclerosis, while neoeriocitrin and rutin have been found to exhibit a strong capacity to prevent LDL from oxidation. Importantly, bergamot juice is rich in brutieridine and melitidine with an ability to inhibit HMG-CoA reductase, which inhibits the liver’s ability to produce LDL, resulting in reduced cholesterol levels in liver cells.

BergaMet sells its bergamot products in capsule form on its website and on distribution sites such as Amazon.

Bergamot Products

Our bergamot products are sold in capsule form under the following product labels:

●	BergaMet Pro+

●	BergaMet Mega+O

●	BergaMet HERHEART

●	BergaMet Cholesterol Command

●	BergaMet SPORTSHEART

Ultimate Brain Nutrients

Our UBN subsidiary is a science-based company that develops unique, plant-based health technology neuro-products that improve brain health, including memory, cognition, focus and neuro-energy.

UBN’s KETONOMICS® proprietary formulations — targeting brain activity, focus, headache and cognitive behavior — provide multiple intellectual property license opportunities for monetizing the company’s portfolio. Sales and licensing opportunities include multiple beverage formats, individual products, proprietary mixtures and other food platforms.

[1]	These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

UBN has six unique formulation patents – two issued and four pending – targeting brain activity, focus, headache and cognitive behavior.

UBN’s (http://UBNutrients.com) mission is to naturally ‘Create Better Lifestyles with Superior Health Technology through our science-based products.” UBN’s all-natural, sugar-free and caffeine-free proprietary formulations are the result of 20 years of scientific research and are positioned to provide consumer neuro-products that are natural brain solutions. UBN’s KETONOMICS® supplementation has also been studied in sports physiology, with specific regard to its potential benefits for competitive performance and endurance

UBN Products

Over 50 million Americans consume unhealthy energy shots and drinks each day, while the neuro/energy market generates over $16 billion per year in revenue2. Within this growing market, UBN is advancing its position to meet rising consumer demand for healthy, science-based options with clinical studies. The company’s KETONOMICS® proprietary formulations have been proven to naturally elevate brain energy and function, including memory, cognition and focus.

UBN’s KETONOMICS® supplementation has also been studied in sports physiology, with specific regard to its potential benefits for competitive performance and endurance.

We are currently in the research and development phase on a UBN product called Ultimate Brain Nutrients with its proprietary Fuel for Thought (F4T) formulations. BergaMet has been covering the costs of the product creation and development with our product manufactures, due to UBN’s lack of positive cash flow. As we create and test new flavors of F4T, and once we have product production in place, UBN will begin to sell the product in April 2022. We have been accounting for these costs as inter-company loans.

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

Status	Serial No.	Date Filed	Title
Pending	15/743,448	January 10, 2018	PROHYLAXIS AND MITIGATION OF MIGRAINE HEADACHES USING MEDIUM CHAIN TRIGLYCERIDES, KETONE ESTER, AND OTHER KETONIC SOURCES
Pending/In Appeal	16/501,502	April 22, 2019	PROHYLAXIS AND MITIGATION OF MIGRAINE HEADACHES USING MEDIUM CHAIN TRIGLYCERIDES, KETONE ESTER, AND OTHER KETONIC SOURCES
Pending	16/350,663	December 19, 2018	COMPOSITIONS OF MEDIUM CHAIN TRIGLYCERIDES AND PLANT-BASED NUTRIENTS FOR BRAIN HEALTH
Issued	16/350,664	December 19, 2018	COMPOSITIONS WITH KETOGENIC AGENTS, CANNABINOIDS, PLANT-DERIVED SUBSTANCES AND MICRONUTRIENTS
Issued	16/501,249 (Patent No. 10,500,182)	December 17, 2018	COMPOSITIONS OF KETOGENIC SOURCES, MICRONUTRIENTS AND HYTOCHEMICALS FOR PROPHYLAXIS AND MITIGATION OF MIGRAINE HEADACHE
Pending	17/011,650	September 3, 2020	PROPHYLAXIS AND MIIGATION OF MIGRAINE HEADACHES USING MEDIUM CHAIN TRIGLYCERIDES, KETONE ESTERS, AND OTHER KETOGENIC SOURCES

[2]	https://financial-news-now.com/nootropic-beverages-set-to-take-over-the-16-billion-dollar-energy-drink-market/

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

Risk Factors Related to the Business of the Company

Our operations rely on professionals all over the United States, which was impacted by the global pandemic, causing our resources to be affected. Our business operations have been and may continue to be materially and adversely affected by the coronavirus disease COVID-19.

Throughout 2020, 2021, and into 2022, the COVID-19 outbreak has caused disruptions in our operations, which have resulted in delays on existing projects. A prolonged disruption or any further unforeseen delay in our operations could continue to result in increased costs and reduced revenue.

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

The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect our supply chain, workforce, approval process, and business operations.

The ongoing COVID-19 pandemic, and related government and social responses, have resulted in widespread impacts on our industry and the economy in general, including closures of businesses not deemed “essential,” limitations on the availability of elective medical procedures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. We continue to monitor our operations and government mandates and may elect or be required to limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. Such disruptions to our activities and operations will negatively impact our business and some of our operating results and may negatively impact our financial condition.

The duration of COVID-19’s impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our products. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain spending related to certain projects until the travel and logistical impacts related to COVID-19 are lifted, which will delay the completion of such projects.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change, and its duration and extent depends on factors such as the evolution of variants of the virus, and the development and widespread distribution of vaccines. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition, and results of operations in the near term and could have a continuing material impact on our operations, sales, and ability to continue operations.

We have a limited operating history, we are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 19, 2014, but we have changed our business focus with the acquisition of BergaMet and UBN and we have not fully developed our current business operations and have not yet experienced significant revenue. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2021, was ($14,943,620). Based on our cash position of $222,098 as of December 31, 2021, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

Our ability to maintain profitability and positive cash flow is dependent upon our ability to attract new customers who will buy our nutritional supplement products and services, and our ability to generate sufficient revenue through the sale of those products and services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses that may exceed revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event we cannot generate sufficient revenues and/or secure additional financing, we may be forced to cease operations.

Our competitors may develop nutritional supplement products that are less expensive, safer or otherwise more appealing, which may diminish or eliminate the commercial success of any potential product that we may commercialize.

If our competitors market nutritional supplement products that are less expensive, safer or otherwise more appealing than our current and potential products, or that reach the market before our current and potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations, and cash flows. Our competitors may:

●	develop and market products that are less expensive, safer, or otherwise more appealing than our products;

●	commercialize competing products before we or our partners can launch our products; and

●	initiate or withstand substantial price competition more successfully than we can.

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

Our officers and directors own stock representing approximately 2% of shareholder votes; however, if you add in our controlling shareholder, Jay Decker, they hold approximately 53% of shareholder votes. As a result they will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

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

We have a significant amount of unsold inventory, which could affect our assets and our profitability.

As of December 31, 2021, we had over $1.9 million in inventory, after writing off over $400,000 in inventory for the year. The amount of our inventory exceeds our revenues for the year ended December 31, 2021. Our inventory could spoil or be damaged, or we could never sell it, affecting the assets on our balance sheet as well as our future profitability.

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

We are subject to and affected by extensive governmental regulations.

We are subject to and affected by extensive governmental regulations, including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products, and (ii) product claims and advertising (including direct claims and advertising by us, as well as claims and advertising by distributors for which we may be held responsible)

We could be found not to be in compliance with existing regulations as a result, among other things, of the ambiguous nature of certain of the regulations, the considerable interpretive and enforcement discretion given to regulators or misconduct by distributors, who are generally independent contractors over whom we have limited control. Enforcement actions that could be undertaken by state and federal regulators include product seizures, injunctions against further product distribution, requests for product recall, and possible criminal prosecution. Any assertion or determination that we or our distributors are not in compliance with existing regulations could have a material adverse effect on our revenues.

In addition, the adoption of new regulations, or changes in the interpretation of existing regulations, could have a material adverse effect on us. For example, in September 1997 the United States Food and Drug Administration (the “FDA”) issued regulations governing the labeling and marketing of dietary supplement products.

In addition, claims made with respect to weight management, dietary supplement, personal care or other products of ours may change the regulatory status of the products. For example, it is possible that the FDA could take the position that claims made in connection with certain of our products place those products within the scope of an FDA “over-the counter” (OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA.

The U.S. Federal Trade Commission (“FTC”), which exercises jurisdiction over the advertising of all our products, has in the past instituted enforcement actions against dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials.

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

Risks Related To Our Common Stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to technology companies;

●	changes in financial estimates or recommendations by securities analysts;

●	announcements of innovations or new products or services by us or our competitors;

●	the emergence of new competitors;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our board or management;

●	sales or purchases of our common stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations; and

●	general economic conditions and slow or negative growth of related markets.

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

Jay Decker has beneficial ownership of our common stock with over 51% of the shareholder votes. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

The market for penny stocks has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

●	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

We are authorized to issue 2,500,000,000 shares of common stock. Of these authorized shares, 338,091,821 shares are issued and outstanding as of March 22, 2022. Therefore, we are authorized to issue up to an additional 2,161,908,179 unissued shares of our common stock that may be issued by us for any purpose without the further consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 12,120,139 shares of our common stock, representing less than 4% of our total issued shares; however, with the addition of our largest shareholder, they own a combined 190,926,973 shares. Each individual officer, director, and control party may be able to sell up to 1% of our outstanding stock (currently approximately 3,300,000 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

On January 20, 2022, we entered into a lease agreement for approximately 3,600 square fee of warehouse, distribution, and administrative office space in Henderson, Nevada. The lease is for a period of three (3) years, through January 31, 2025, at a monthly lease rate of $3,891 and increasing thereafter.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “HYEX.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2021 and 2020, as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year
Ended		Transaction Prices
December 31,	Period	High	Low
2021	Fourth Quarter	$0.108	$0.03
	Third Quarter	$0.139	$0.06
	Second Quarter	$0.08	$0.052
	First Quarter	$0.12	$0.04

2020	Fourth Quarter	$0.11	$0.04
	Third Quarter	$0.08	$0.041
	Second Quarter	$0.089	$0.021
	First Quarter	$0.05	$0.02

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

Holders

As of March 22, 2022, there were 338,091,821 shares of our common stock issued and outstanding and held by 111 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of March 22, 2022, we have awarded an aggregate of nineteen million five hundred thousand (19,500,000) options to twenty five (25) individuals at an exercise price of $0.05 per share.

Recent Issuance of Unregistered Securities

All unregistered issuances of securities have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6 – RESERVED

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

Summary Overview

We were incorporated on December 19, 2014 in the State of Nevada. We had revenues of $1,465,782 in the year ended December 31, 2021 and $1,276,559 in the year ended December 31, 2020.

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

Ultimate Brain Nutrients, LLC

On April 3, 2020, we issued and exchanged shares of our common stock for all of the outstanding equity securities of UBN. UBN is a science-based company that develops unique, plant-based health technology neuro-products that provide natural brain solutions. UBN has numerous proprietary products, with four unique patent-pending formulations and two patents issued.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2021 and 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2021, we have incurred accumulated net losses of $14,943,620. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2021 and 2020

Introduction

We had revenues of $1,465,782 for the year ended December 31, 2021, as compared to $1,276,559 for the year ended December 31, 2020, an increase of $377,200, or 29%. Our cost of revenue was $770,704 for the year ended December 31, 2021, as compared to $1,855,001 for the year ended December 31, 2020, a decrease of $1,084,297, or 58%. Our cost of revenue exceeded revenue for the year ended December 31, 2020 because we built up our inventory of bergamot product.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase/ (Decrease)
Revenue	$1,465,782	$1,276,559	$377,200
Cost of Revenue	770,704	1,855,001	(1,084,297)

Operating expenses:
General and administrative	2,584,256	1,474,891	1,109,365
Total operating expenses	2,584,256	3,054,774	(470,518)

Net operating loss
Other income/(expense)	(97,945)	1,056,841	(1,154,786)

Net gain/(loss)	$(1,987,122)	$(2,576,375)	$589,253

Revenues

We had revenues of $1,465,782 and $1,276,559 for the years ended December 31, 2021 and 2020, respectively, an increase of 29%. The increase in revenues was main due to our increased focus on the Amazon marketplace.

Cost of Revenue

Cost of revenue was $770,704 and $1,855,001 for the years ended December 31, 2021 and 2020, respectively, a decrease of 58%, and consisted of wholesale product costs and packaging. Our cost of revenue exceeded revenue for the year ended December 31, 2020 because we built up our inventory of bergamot product.

General and Administrative

General and administrative expense was $2,584,256 and $1,474,891 for the years ended December 31, 2021 and 2020, an increase of $1,109,365, or 75%. The increase was related to the additional costs of fund raising and the increased administrative costs associated with being a public company. In the year ended December 31, 2021, general and administrative expenses consisted mainly of consulting of $1,010,902, selling expenses of $560,883, accounting and legal fees of $323,658, salary and wages of $147,938, and transfer agent and filing fees of $46,778. In the year ended December 31, 2020, general and administrative expenses consisted mainly of consulting of $607,197, selling expenses of $239,296, accounting and legal fees of $192,198, salary and wages of $156,250, and transfer agent and filing fees of $41,431.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $1,889,177 and $3,633,216 for the years ended December 31, 2021 and 2020, respectively, a reduction of $1,744,039.

Other Income and Expense

Other income (expense) was $(97,945) and $1,056,841 for the years ended December 31, 2021 and 2020, respectively, a decrease of $1,154,786, of which $1,138,512 was a change in fair value of derivative.

Net Gain/(Loss)

Our net gain (loss) for the year ended December 31, 2021 was $(1,987,122), or $0.01 per share, and our net gain (loss) for the ended December 31, 2020 was $(2,576,375), or $(0.01) per share.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2021 and 2020, we had negative operating cash flows. Our cash on hand as of December 31, 2021 was $222,098. Our monthly cash flow burn rate in 2021 (not including inventory purchases) was approximately $37,000. Although we have strong short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. With the acquisitions of BergaMet and UBN, we expected to see an increase in revenues that would help us maintain the cash we need to operate our business. However, we have incurred additional expenses in these acquisitions and the additional costs to be incurred through this expansion of our operations will increase our need for additional cash flow.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020	Change
Cash	$222,098	$59,201	$162,897
Total Current Assets	2,313,404	2,490,158	(176,754)
Total Assets	3,029,579	3,115,430	(85,850)
Total Current Liabilities	558,841	261,604	297,237
Total Liabilities	$558,841	$261,604	$297,237

Our cash increased by $162,897 as of December 31, 2021 as compared to December 31, 2020. Our total current assets decreased by $176,754, despite our increase in cash and accounts receivable as a result of our decrease in inventory. Our total assets decreased by $85,850 despite our increase in cash, accounts receivable, and patents/trademarks from the UBN acquisition.

Our current and total liabilities increased by $297,237, from $261,604 as of December 31, 2020 to $558,841 as of December 31, 2021. Our total liabilities as of the year ended December 31, 2021 consisted primarily of notes payable – related party of $170,866 and convertible debt of $171,750.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2021 was $222,098. Our monthly cash flow burn rate in 2021 (not including inventory purchases) was approximately $37,000. Although we have strong short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2021 and 2020 was $901,298 and $1,902,758, respectively, a decrease of $441,581. Our net cash used in operating activities for the year ended December 31, 2021 consisted primary of a net loss of $1,987,122, plus a decrease in accounts receivable of $120,066, offset by an adjustment for warrants issued for services of $608,836 and changes in inventory of $459,717. Our net cash used in operating activities for December 31, 2020 consisted primarily of a net loss of $2,576,375, plus a change in fair value on derivative liability of $1,053,186 and accrued interest to related party of $490,703, offset by impairment of goodwill of $1,579,883 and changes in inventory of $663,476.

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2021 and 2020 was $(96,004) and $(115,740), respectively, a decrease of $19,737. The decrease in 2021 was as a result of a reduction in the value of our trademarks.

Financing

Our net cash provided by financing activities for the years ended December 31, 2021 and 2020 was $1,160,199 and $1,944,248, respectively, a decrease of $784,049. The decrease in 2021 was due to proceeds from the issuance of common stock of $995,199 and proceeds from the issuance of convertible debt of $165,000.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthy Extracts Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

PCAOB ID 5041

We have served as the Company’s auditor since 2020

Lakewood, CO
March 31, 2022

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

	DECEMBER 31,	DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$222,098	$59,201
Accounts receivable	133,340	13,274
Inventory	1,957,966	2,417,683
Total current assets	2,313,404	2,490,158

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	1,035	6,135
Patents/Trademarks	521,881	425,877
Goodwill	193,260	193,260
Total other assets	716,175	625,272

TOTAL ASSETS	$3,029,579	$3,115,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$37,267	$64,836
Accrued liabilities	59,264	9,054
Notes payable	—	—
Notes payable - related party	170,866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	171,750	6,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	—	—
Accrued interest payable	13,050	2,379
Accrued interest payable - related party	14,118	518
Derivative liabilities	92,527	7,202
Total current and total liabilities	558,841	261,604

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 338,384,171 and 308,887,410 shares issued and outstanding, respectively	338,384	308,887
Additional paid-in capital	17,075,974	15,501,436
Accumulated deficit	(14,943,620)	(12,956,498)
Total stockholders’ equity (deficit)	2,470,738	2,853,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,029,579	$3,115,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12 MONTHS ENDING DECEMBER 31, 2021 AND 2020
(Audited)

	FOR THE 12 MONTHS ENDED
	DECEMBER 31,
	2021	2020
REVENUE
Gross revenue	$1,676,598	$1,299,398
Less selling fees	(210,816)	(22,839)
Net revenue	1,465,782	1,276,559

COST OF REVENUE
Cost of goods sold	346,156	465,010
Written off inventory	424,548	1,389,991
Total cost of revenue	770,704	1,855,001

GROSS PROFIT	695,078	(578,442)

OPERATING EXPENSES
General and administrative	2,584,256	1,474,891
Impairment of assets	—	1,579,883
Total operating expenses	2,584,256	3,054,774

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(52,453)	(72,882)
Change in fair value on derivative	(85,325)	1,053,186
Loss on extinguishment of debt	—	46,836
SBA loan forgiveness	39,833	29,700
Gain on sale of asset	—	—

Total other income (expense)	(97,945)	1,056,841

Net gain/(loss) before income tax provision	(1,987,122)	(2,576,375)

NET GAIN/(LOSS)	$(1,987,122)	$(2,576,375)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	319,209,932	237,300,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

	FOR THE 12 MONTHS
	ENDING
	DECEMBER 31,
	2021	2020
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(1,987,122)	$(2,576,375)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,100	9,048
Warrants issued for services	608,836	—
Non-cash compensation	—	—
Change in fair value on derivative liability	85,325	(1,053,186)
Loss on extinguishment of debt	—	(46,836)
Gain on sale of asset	—	—
Impairment of goodwill	—	1,579,883
Changes in operating assets and liabilities:
Accounts receivable	(120,066)	13,199
Inventory	459,717	663,476
Accrued interest receivable	—	—
Accounts payable	(27,569)	43,711
Accounts payable - related party	—	—
Accrued liabilities	50,210	(44,287)
Accrued interest payable	10,671	(47,524)
Accrued interest payable - related party	13,600	(490,703)
Net Cash used in Operating Activities	(901,298)	(1,902,758)

Cash Flows from Investing Activities:

Purchase of fixed assets	—	—
Cash received from sale of asset	—	—
Purchase of note receivable	—	—
Trademarks	(96,004)	(115,740)
Payments of note receivable	—	—
Cash flows provided by (used in) Investing Activities:	(96,004)	(115,740)

Cash Flows from Financing Activities:

Purchase of BergaMet	—	—
Purchase of UBN	—	—
Proceeds from issuance of common stock	995,199	4,405,791
Proceeds from issuance of convertible debt,	165,000	(1,501,876)
Payments for repayment of convertible debt	—	—
Proceeds from issuance of noted payable	—	(79,667)
Proceeds from issuance of noted payable - related party	—	(880,000)
Payments for repayment of notes payable - related party	—	—
Net Cash provided by Financing Activities	1,160,199	1,944,248

Increase (decrease) in cash	162,897	(74,250)
Cash at beginning of period	59,201	133,451
Cash at end of period	$222,098	$59,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE 12 MONTHS ENDING DECEMBER 2021 AND 2020
(Audited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	—	$—	121,610,085	$121,610	9,392,903	$(10,380,123)	$(865,610)

Issuance of shares acquisition of UBN	—	—	90,000,960	90,001	1,800,019	—	1,890,020

Issuance of common stock for debt conversion	—	—	39,248,714	39,249	1,465,159	—	1,504,408

Issuance of common stock for debt conversion	—	—	13,200,000	13,200	646,800	—	660,000

Issuance of common stock for debt conversion	—	—	35,827,651	35,828	1,755,555	—	1,791,383

Issuance of common stock for cash	—	—	5,900,000	5,900	289,100	—	295,000

Issuance of common stock for cash	—	—	800,000	800	39,200	—	40,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	2,000,000	2,000	98,000	—	100,000

Net (loss) gain for the period	—	—	—	—	—	(2,576,375)	(2,576,375)

Balance - December 31, 2020	—	$—	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

Issuance of common stock for cash	—	—	900,000	900	44,100	—	45,000

Issuance of common stock for cash	—	—	300,000	300	14,700	—	15,000

Issuance of common stock for cash	—	—	3,300,000	3,300	161,700	—	165,000

Issuance of common stock for cash	—	—	—	—	—	—	—

Issuance of common stock for debt	—	—	1,200,000	1,200	85,200	—	86,400

Issuance of common stock for services	—	—	715,000	715	50,765	—	51,480

Issuance of common stock for services	—	—	2,000,000	2,000	142,000	—	144,000

Issuance of common stock for services	—	—	1,000,000	1,000	59,000	—	60,000

Issuance of common stock for services	—	—	1,177,778	1,178	90,778	—	91,956

Issuance of common stock for debt	—	—	1,200,000	1,200	58,800	—	60,000

Issuance of common stock for services	—	—	5,500,000	5,500	269,500	—	275,000

Issuance of common stock for debt	—	—	12,203,983	12,204	597,995	—	610,198

Net (loss) gain for the period	—	—	—	—	—	(1,987,122)	(1,987,122)

Balance - December 31, 2021	—	$—	338,384,171	$338,384	17,075,974	$(14,943,621)	$2,470,738

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the year ending December 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of December 31, 2021 and 2020, the total of inventory which was written off as an inventory allowance was $1,914,891 and $1,892,008.

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

As of December 31, 2021, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of December 31, 2021, after working through our analysis of goodwill during the year ending December 31, 2021.

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

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Our revenue policy includes all sales channels which include the Company website channel or any other selling channel like Amazon, doctors’ offices, and walk-in sales. To achieve this core principle, we apply the following five steps:  identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company recognizes revenue and cost of goods sold from each sale upon shipment of the promised goods to the customers.

Concentration

There is no concentration of revenue for the months ended December 31, 2020 and for the months ended December 31, 2021 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending December 31, 2020 and December 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2021	$7,202
Issued during the year ended December 31, 2021	1,446,469
Change in fair value recognized in operations	(556,465)
Converted during the year ended December 31, 2021	(804,679)
Balance, December 31, 2021	$92,527

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ended December 31, 2021, the Company issued $9550,000 of convertible debt with a bifurcated conversion option.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2021 of $14,943,620. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended December 31, 2021 and 2020, the Company had expenses totaling $65,000 and $51,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of December 31, 2021, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

In 2020, the Company converted the outstanding convertible debt which was due to a related party.

NOTE 6 – NOTES PAYABLE

As of December 31, 2021, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866

Unsecured debt with shareholders of the Company, no due date, 8% interest,	170,000

TOTAL	$170,866

As of December 31, 2021, the Company has an outstanding total of $14,118 in interest accrued for the above note.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2021, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

Unsecured convertible debt, due 03/17/22, 10% interest, default interest at 16%, converts at $0.05/share. Original note value $340,000	150,000

1 unsecured convertible debt were issued during the third quarter 2021, due 03/31/23, 6% interest, converts at $0.05/share.	15,000

SUBTOTAL	171,750
Less: Discount	—
TOTAL	$171,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	421,432	$8,026
Unsecured Convertible debt #2	5,010,000	$68,443
Unsecured Convertible debt #3	507,917	$16,058

As of December 31, 2021, the Company has an outstanding total of $92,527 in accrued interest for the above convertible notes.

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

The Company effectuated a reverse stock split of 1-for-250 as of July 23, 2018.

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

As of December 31, 2021, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the year ended December 31, 2021, the Company issued 29,496,761 shares of common stock. During the fourth quarter 2021, the Company issued 3,500,000 shares of common stock for consulting fees. Additionally, the Company raised during the year over $900,000 in direct security purchase agreements which were converted into 15,403,983 shares of the Company’s common stock. During the third quarter 2021, the Company issued 1,177,778 shares of common stock for advertising and broker fees. On March 18, 2021, the Company raised $340,000 note payable agreement which 1,200,000 shares of the Company’s common stock were issued to the note holder. Additionally, 2,000,000 shares of common stock were issued to a company helping secure the note. Furthermore, 715,000 shares of common stock were issued for marketing services while 1,000,000 shares of common stock were issued for advertising services. During January 2021 the company converted 4,500,000 of securities purchase agreement into common stock shares.

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

Warrant Issuances

During the third quarter 2021, the Company issued 6,500,000 warrants to 20 parties at $0.075 per share. In December 2020, the Company issued 7,500,000 warrants to three individuals at $0.05 per share. These warrants will need to be exercised between the date of issue and three years thereafter. As of December 31, 2021, there were 14,012,000 warrants outstanding, of which 14,004,000 warrants are fully vested.

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

Omnibus Stock Grant and Option Plan

On December 31, 2021, the Company approved stock option agreements in the amount of 7,500,000 shares with a strike price of $0.05 to twenty-one individuals.

On May 30, 2020, the Company approved stock option agreements in the amount of 12,000,000 shares with a strike price of $0.05 to nineteen individuals.

Offering Circular

During the first part of the 2021, the Company filed a Regulation A Offering Circular with the U.S. Securities and Exchange Commission. The Offering Circular was qualified during August 2021.

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

NOTE 10 – BUSINESS SEGMENT INFORMATION

As of December 31, 2021, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the Year ended December 31, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,676,598	1,676,598	—	—
Less Selling Fees	(210,816)	(210,816)
Cost of Revenue	770,704	770,704	—	—
Long-lived Assets	715,140	212,413	502,727	—
Gain (Loss) Before Income Tax	(1,975,971)	(701,833)	(136,308)	(1,137,830)
Identifiable Assets	2,092,341	2,092,341	—	—
Depreciation and Amortization	5,100	5,100	—	—

As of December 31, 2021, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the Quarter ended December 31, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	766,372	766,372	—	—
Less Selling Fees	(94,783)	(94,783)
Cost of Revenue	623,248	623,248	—	—
Long-lived Assets	715,140	212,413	502,727	—
Gain (Loss) Before Income Tax	(1,975,971)	(701,833)	(136,308)	(1,137,830)
Identifiable Assets	2,092,341	2,092,341	—	—
Depreciation and Amortization	1,275	1,275	—	—

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

On February 22, 2022, the Company entered into a Common Stock Purchase Warrant and a Promissory Note. The warrants are to acquire two million (2,000,000) shares of our common stock, are exercisable for three (3) years at an exercise price of $0.05 per share, and contain a cashless exercise option for the holder. The note is in the principal amount of Two Hundred Thousand Dollars ($200,000), bears interest at a rate of ten percent (10%) per annum, and has a maturity date of February 15, 2023.

On March 1, 2022, the Company paid the remaining balance on the One Hundred Fifty Thousand Dollars ($150,000) promissory note that was due on March 17, 2022.

The Company evaluated its December 31, 2021 financial statements for subsequent events through March 4, 2022, the date the financial statements were available to be issued.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 .. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Kevin “Duke” Pitts	62	President, Director (2018)

William Bossung	63	Secretary, Chief Financial Officer, Director (2014)

Bill Croyle	70	Director (2019)

Kevin “Duke” Pitts, age 62, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

William Bossung, age 63, has served as our Secretary, Chief Financial Officer, and member of the Board of Directors since our inception Mr. Bossung has a diverse background in Corporate Finance, Insurance and accounting. From 2003 to August 2006 Mr. Bossung was co-founder of BCF Technology, an insurance software company that was ultimately sold to Vertafore in August of 2006. During January 2012 Mr. Bossung co-founded Splash Beverage Group, (SBEV) a beverage distribution company that distributes both alcohol and non-alcohol products. The company’s products are sold in over 25,000 retail locations Mr. Bossung is the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies. From 1997 to 2002 Mr. Bossung was the Director of Corporate Finance of Chadmoore Wireless Group, the company was engaged in the business of wireless communications utilizing 800 MHZ frequencies. Chadmoore aggregated over 5500 Specialized Mobile Radio licenses from the Federal Communications Commission, the licenses were acquired by Nextel, then merged into the Sprint PCS wireless network. Mr. Bossung currently holds an Insurance License and earned a bachelor’s degree in accounting and finance from Bloomsburg State University.

Bill Croyle, age 70, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include M&A, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill is has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French.

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

During the fiscal years ended December 31, 2021 and 2020, the Board of Directors met as necessary.

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

Pitts Independent Contractor Agreement

On October 1, 2019, we entered into an Independent Contractor Agreement with Kevin “Duke” Pitts. Pursuant to this agreement, Mr. Pitts has agreed to serve as our President and Chief Executive Officer in exchange for $120,000 per year.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and Chief Technology Officer for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Kevin “Duke” Pitts	2021	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000
President	2020	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000

William Bossung		65,000	-0-	-0-	-0-	-0-	-0-	-0-	65,000
Secretary and CFO	2020	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000

Director Compensation

For the years ended December 31, 2021 and 2020, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of March 22, 2022, we have awarded an aggregate of nineteen million five hundred thousand (19,500,000) options to twenty five (25) individuals at an exercise price of $0.05 per share.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2022, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)(5)	4,430,112	1.30%

William Bossung (3)(6)	6,526,357	1.92%

Bill Croyle (3)(4)(7)	1,163,670	<1%

Jay Decker (8)	178,806,834	51.96%

All Officers and Directors as a Group (3 Persons)	12,120,139	3.46%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Healthy Extracts Inc.

(2)	Unless otherwise indicated, based on 338,091,821 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 663,670 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

(5)	Includes options to acquire 2,200,000 shares of common stock at $0.05 per share.

(6)	Includes options to acquire 2,250,000 shares of common stock at $0.05 per share.

(7)	Includes options to acquire 500,000 shares of common stock at $0.05 per share.

(8)	Includes warrants to acquire 6,000,000 shares of common stock at $0.05 per share.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of March 22, 2022, we have awarded an aggregate of nineteen million five hundred thousand (19,500,000) options to twenty five (25) individuals at an exercise price of $0.05 per share.

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

Pitts Independent Contractor Agreement

On October 1, 2019, we entered into an Independent Contractor Agreement with Kevin “Duke” Pitts. Pursuant to this agreement, Mr. Pitts has agreed to serve as our President and Chief Executive Officer in exchange for $120,000 per year.

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

Ultimate Brain Nutrients, LLC

On April 3, 2020, we entered into a Share Exchange Agreement with Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”), and the members of UBN, whereby we issued and exchanged 90,000,960 shares of our common stock for all of the outstanding equity securities of UBN. UBN is now our wholly-owned subsidiary. The shares of common stock issued in the Exchange were equal to approximately 42.5% of our outstanding common stock immediately following the exchange. Because six of the seven members of UBN, including our majority shareholder Jay Decker, were also member of BergaMet, this was an affiliated transaction.

UBN is a science-based company that develops unique, plant-based superior health technology neuro-products that provide natural brain solutions. UBN has numerous proprietary products, with four unique patent-pending formulations and two patents issued.

Jay Decker Transactions

We have entered into numerous transactions with Jay Decker, our majority shareholder (and his adult children, Logan Decker and Shelton Decker), as follows:

Convertible Notes

On July 31, 2019, we received the last of four (4) signed convertible notes issued to various related parties with an effective date of April 19, 2019. The table below shows the effective date of each note, the amount of the note, the interest rate, the maturity date and the purchaser of the note:

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

Convertible Notes

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

Securities Purchase Agreements

Effective October 15, 2020, we entered into four (4) Securities Purchase Agreements whereby we sold and issued 5,900,000 shares of our common stock at $0.05 per share for aggregate consideration of $295,000. The purchasers included our officers and directors and our largest shareholder, as follows:

Name	Aggregate Principal and Interest	Aggregate Shares
Jay W. Decker	$100,000	2,000,000
Shelton S. Decker	$50,000	1,000,000
Logan B. Decker	$50,000	1,000,000
Dr. Gerald Haase	$95,000	1,900,000
Total	$295,000	5,900,000

Securities Purchase Agreements

On February 10, 2021, and effective December 29, 2020, the Company entered into Securities Purchase Agreements with Shelton Decker and Logan Decker for the purchase and sale of an aggregate of 2,000,000 shares of Company common stock at $0.05 per share, as follows:

Name:	No. of Shares
Logan Decker	1,000,000
Jay Decker	1,000,000
Total	2,000,000

Promissory Notes

On February 10, 2021, the Company issued promissory notes to Jay Decker dated December 14, 2020 and December 21, 2020 in the principal amount of $100,000 and $70,000 respectively.

On January 20, 2022, the Company issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, the Company issued to Jay Decker warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share.

Warrants

On February 10, 2021, but effective December 21, 2020, the Company issued warrants to purchase an aggregate of 7,500,000 shares of the Company’s common stock, at an exercise price of $0.05 per share, as follows (the “Warrants”), for consulting services rendered to the Company:

Name:	No. of Warrants
Jay Decker	4,500,000
Logan Decker	1,500,000
Shelton Decker	1,500,000
Total	7,500,000

On January 20, 2022, the Company issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, the Company issued to Jay Decker warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC was our independent registered public accounting firm for the years ended December 31, 2021 and 2020.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Audit Fees (1)	$55,000	$40,600
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$55,000	$40,600

(1)        Audit fees were principally for audit and review services.

Of the fees described above for the years ended December 31, 2021 and 2020, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit No.	Exhibit Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of Grey Cloak Tech Inc.

10.1 (2)	Employment Agreement by and between the Company and William Bossung, dated October 17, 2017

10.2 (6)	Independent Contractor Agreement by and between the Company and Kevin “Duke” Pitts, dated October 1, 2019

10.3 (4)	Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

10.4 (3)	Share Exchange Agreement with Ultimate Brain Nutrients, LLC and its members

10.5 (6)	Supply Agreement with H&AD S.r.L.

10.6	Lease Agreement dated January 20, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on June 8, 2018.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 8, 2020

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 28, 2020.

(5)	Incorporated by reference from our Annual Report on Form 10-K dated and filed with the Commission on February 19, 2021.

(6)	Incorporated by reference from our Regulation A Offering Statement on Form 1-A dated and filed with the Commission on May 7, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthy Extracts Inc.

Dated: March 31, 2022		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2022		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated: March 31, 2022		/s/ William Bossung
	By:	William Bossung
	Its:	Secretary and Chief Financial Officer