Form 10-Q
period 2022-03-31
HEALTHY EXTRACTS INC.
filed 2022-05-16
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 338,091,821 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1          Financial Statements

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$ 92,286	$ 222,098
Accounts receivable	109,171	133,340
Inventory	2,008,524	1,957,966
Total current assets	2,209,981	2,313,404

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	7,147	1,035
Patents/Trademarks	521,881	521,881
Deposit	16,890	-
Goodwill	193,260	193,260
Total other assets	739,177	716,175

TOTAL ASSETS	$ 2,949,158	$ 3,029,579

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$ 105,420	$ 37,267
Accrued liabilities	4,496	59,264
Notes payable	-	-
Notes payable - related party	150,866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	206,750	171,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	-	-
Accrued interest payable	5,228	13,050
Accrued interest payable - related party	17,518	14,118
Derivative liabilities	13,549	92,527
Total current and total liabilities	503,826	558,841

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 338,091,821 and 338,384,171 shares issued and outstanding, respectively	338,092	338,384
Additional paid-in capital	17,047,849	17,075,974
Accumulated deficit	(14,940,609)	(14,943,620)
Total stockholders' equity (deficit)	2,445,332	2,470,738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,949,158	$ 3,029,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE MONTH ENDING MARCH 31, 2022
(Unaudited)

	FOR THE MONTHS ENDED
	MARCH 31,
	2022	2021

REVENUE
Gross revenue	$ 551,654	$ 181,034
Less selling fees	(88,267)	(10,601)
Net revenue	463,386	170,433

COST OF REVENUE
Cost of goods sold	138,681	41,442
Written off inventory	-	-
Total cost of revenue	138,681	41,442

GROSS PROFIT	324,705	128,991

OPERATING EXPENSES
General and administrative	370,357	716,087
Total operating expenses	370,357	716,087

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(32,957)	(15,759)
Change in fair value on derivative	78,978	(690,780)
Loss on extinguishment of debt	-	-
SBA loan forgiveness	-	-
Gain on sale of asset	2,643	-

Total other income (expense)	48,664	(706,540)

Net gain/(loss) before income tax provision	3,011	(1,293,636)

NET GAIN/(LOSS)	$ 3,011	$ (1,293,636)

Loss per share - basic and diluted	$ 0.00	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	313,764,817	313,442,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE MONTHS ENDING DECEMBER 2022 AND 2021
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$ -	308,887,410	$ 308,887	15,501,436	$ (12,956,498)	$ 2,853,826

Issuance of common stock for cash	-	-	900,000	900	44,100	-	45,000

Issuance of common stock for cash	-	-	300,000	300	14,700	-	15,000

Issuance of common stock for cash	-	-	3,300,000	3,300	161,700	-	165,000

Issuance of common stock for cash	-	-	-	-	-	-	-

Issuance of common stock for debt	-	-	1,200,000	1,200	85,200	-	86,400

Issuance of common stock for services	-	-	715,000	715	50,765	-	51,480

Issuance of common stock for services	-	-	2,000,000	2,000	142,000	-	144,000

Issuance of common stock for services	-	-	1,000,000	1,000	59,000	-	60,000

Issuance of common stock for services	-	-	1,177,778	1,178	90,778	-	91,956

Issuance of common stock for debt	-	-	1,200,000	1,200	58,800	-	60,000

Issuance of common stock for services	-	-	3,500,000	3,500	171,500	-	175,000

Issuance of common stock for cash	-	-	2,000,000	2,000	98,000	-	100,000

Issuance of common stock for debt	-	-	12,203,983	12,204	597,995	-	610,199

Net (loss) gain for the period	-	-	-	-	-	(1,987,122)	(1,987,122)

Balance - December 31, 2021	-	$ -	338,384,171	$ 338,384	17,075,974	$ (14,943,620)	$ 2,470,738

Cancelation of common stock for debt	-	-	(200,267)	(200)	(9,813)	-	(10,013)

Issuance of common stock for cash	-	-	507,917	508	24,888	-	25,396

Cancelation of common stock for debt	-	-	(600,000)	(600)	(43,200)	-	(43,800)

Net (loss) gain for the period	-	-	-	-	-	3,011	3,011

Balance - December 31, 2022	-	$ -	338,091,821	$ 338,092	17,047,849	$ (14,940,609)	$ 2,445,332
The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE MONTHS
	ENDING
	MARCH 31,
	2022	2021
Cash Flows from Operating Activities:
Net Gain/(Loss)	$ 3,011	$ (1,293,636)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(768)	1,275
Warrants issued for services	-	-
Non-cash compensation	-	-
Change in fair value on derivative liability	(78,978)	690,780
Loss on extinguishment of debt	-	-
Gain on sale of asset	2,643	-
Impairment of goodwill	-	-
Changes in operating assets and liabilities:
Accounts receivable	24,169	(11,375)
Inventory	(50,558)	(61,961)
Accrued interest receivable	-	-
Deposits	(16,890)	-
Accounts payable	68,153	(15,406)
Accounts payable - related party	-	-
Accrued liabilities	(54,767)	50,298
Accrued interest payable	(7,822)	1,363
Accrued interest payable - related party	3,400	3,400
Net Cash used in Operating Activities	(108,408)	(635,261)

Cash Flows from Investing Activities:

Purchase of fixed assets	(7,987)	-
Cash received from sale of asset	-	-
Purchase of note receivable	-	-
Trademarks	-	(37,888)
Payments of note receivable	-	-
Cash flows provided by (used in) Investing Activities:	(7,987)	(37,888)

Cash Flows from Financing Activities:

Purchase of BergaMet	-	-
Purchase of UBN	-	-
Proceeds from issuance of common stock	(28,417)	506,880
Proceeds from issuance of convertible debt,	202,000	340,000
Payments for repayment of convertible debt	(167,000)	-
Proceeds from issuance of noted payable	-	-
Proceeds from issuance of noted payable - related party	-	-
Payments for repayment of notes payable - related party	(20,000)	-
Net Cash provided by Financing Activities	(13,417)	846,880

Increase (decrease) in cash	(129,812)	173,731
Cash at beginning of period	222,098	59,201
Cash at end of period	$ 92,286	$ 232,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the months ending March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of March 31, 2022 and 2021, the total of inventory which was written off as an inventory allowance was $1,914,891 and $1,808,904.

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

As of March 31, 2022, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of March 31, 2022, after working through our analysis of goodwill during the months ending March 31, 2022.

The Company has determined that the method applied represents the fair value of the asset group principally because the valuation of the intangibles with the asset group is based on the anticipated cash flows related to the revenue stream from its customers. The asset group excludes goodwill, long term non-operational assets and liabilities and cash. As such, the principal value from the asset group relates to the cash inflows from its customers and the cash outflows required to service these customers. The fair value for the asset group consists of the following:

•Fair value of net revenues: computed using the income approach. The key input to these computations is the anticipated cash inflows from customers. These valuations include 100% of the cash inflows related to the customer base, and taking cash outflows into consideration.

•Fair value of working capital (including accounts receivable, inventory, accrued expenses, and accounts payables). Due to the short-term nature of the working capital, book value has been determined to be fair value. These accounts represent either avoided future outflows (inventory, prepaids) or future cash flows (accrued expense, AP and AR) related to customer sales.

•Fair value of five years of revenue (2021 to 2025):  we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

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

Concentration

There is no concentration of revenue for the months ended March 31, 2021 and for the months ended March 31, 2022 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending March 31, 2021 and March 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2021	$ 92,527
Issued during the months ended March 31, 2022	(84,500)
Change in fair value recognized in operations	5,522
Converted during the year ended March 31, 2022	0
Balance, March 31, 2022	$ 13,549

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity's Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification is required.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2022 of $14,940,609. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended March 31, 2022 and 2021, the Company had expenses totaling $0 and $18,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of March 31, 2022, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – NOTES PAYABLE

As of March 31, 2022, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with shareholders of the Company, no due date, 8% interest,	150,000
Unsecured debt with shareholders of the Company, no due date, 8% interest,	200,000

TOTAL	$ 350,866

As of March 31, 2022, the Company has an outstanding total of $19,684 in interest accrued for the above notes.

NOTE 6 – CONVERTIBLE DEBT

As of March 31, 2022, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750

SUBTOTAL	6,750
Less: Discount	-
TOTAL	$ 6,750

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	530,903	$ 13,549

As of March 31, 2022, the Company has an outstanding total of $3,061 in accrued interest for the above convertible note.

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

As of March 31, 2022, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the period ended March 31, 2022, the Company issued 507,917 shares of common stock while cancelling a total of 800,267 shares of common stock.

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

Warrant Issuances

During the period ending December 31, 2021, the Company issued 14,000,000 warrants to 25 parties at a per share price between $0.05 and $0.075.  As of March 31, 2022, there were 14,012,000 warrants outstanding, of which 14,004,000 warrants are fully vested.

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

No shares were issued for services during the period ending March 31, 2022.

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

NOTE 8 – BUSINESS SEGMENT INFORMATION

As of March 31, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the months ended March 31, 2022.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	551,654	551,654	-	-
Less Selling Fees	(88,267)	(88,267)
Cost of Revenue	138,681	138,681	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	3,011	(19,171)	(663)	22,846
Identifiable Assets	2,124,842	2,124,842	-	-
Depreciation and Amortization	(768)	(768)	-	-

NOTE 9 – SUBSEQUENT EVENTS

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

The Company evaluated its March 31, 2022 financial statements for subsequent events through April 28, 2022, the date the financial statements were available to be issued.

ITEM 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary Overview

We were incorporated on December 19, 2014 in the State of Nevada. We had revenues of $1,465,782 in the year ended December 31, 2021 and $1,276,559 in the year ended December 31, 2020. We had revenues of $463,386 for the three months ended March 31, 2022.

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

Results of Operations for the Three Months Ended March 31, 20221 and 2021

Introduction

We had revenues of $463,386 for the three months ended March 31, 2022, compared to $170,433 for the three months ended March 31, 2021. Revenues for the three months ended December 31, 2021 were $671,589. Our cost of revenue for the three months ended March 31, 2022 were $138,681, compared to $41,442 for the three months ended March 31, 2021.

Our operating expenses were $370,357 for the three months ended March 31, 2022, compared to $716,087 for the three months ended March 31, 2021, a decrease of $345,729, or 48%. Our operating expenses consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Revenue	$463,386	$170,433

Cost of Revenue	138,681	41,442

Gross Profit	324,705	128,991

Operating expenses:
General and administrative	370,357	716,087
Total operating expenses	370,357	716,087

Other income (expense)
Interest expenses, net of interest income	(32,957)	(15,759
Change in fair value on derivative	78,978	(690,780)
Loss on extinguishment of debt	-	-
SBA Loan Forgiveness	-	-
Impairment of Assets	-	-
Gain on sale of asset	2,643	-
Total other income (expense)	48,664	(706,540)

Net income (loss)	$3,011	$(1,293,636)

Revenues

We had revenues of $463,386 for the three months ended March 31, 2022, compared to $170,433 for the three months ended March 31, 2021, a, increase of $292,953, or 172%. Revenues for the three months ended December 31, 2021 were $671,589. Our cost of revenue for the three months ended March 31, 2022 were $138,681, or 30% of revenue, compared to $41,442 for the three months ended March 31, 2021, or 24% of revenue.

Cost of Revenue

Cost of revenue was $138,681 for the three months ended March 31, 2022, compared to $41,442 for the three months ended March 31, 2021, an increase of $97,239, or 235%. Gross profit was $324,705 for the three months ended March 31, 2022, compared to $128,991 for the three months ended March 31, 2021, an increase of $195,714, or 152%.

Cost of revenue as a percentage of revenues was 30% for the three months ended March 31, 2022, compared to 24% for the three months ended March 31, 2021.

General and Administrative

General and administrative expenses were $370,357 for the three months ended March 31, 2022, compared to $716,087 for the three months ended March 31, 2021. In the three months ended March 31, 2022, general and administrative expenses consisted mainly of advertising $162,329, consulting fees $97,750, professional fees 43,870, and salary and wages $35,489. In the three months ended March 31, 2021, general and administrative expenses consisted mainly of consulting fees $172,500, professional fees $368,960, salary and wages $30,446, advertising $82,729, and postage $7,625.

Other Income (Expense)

Other income (expense) was $48,664 for the three months ended March 31, 2022, compared to $(706,540) for the three months ended March 31, 2021, an increase of $755,204, or 107%. In the three months ended March 31, 2022, other income (expense) consisted of interest expenses, net of interest income of $(32,957), change in fair value on derivative of $78,978, and gain on sale of asset of $2,643. In the three months ended March 31, 2021, other income (expense) consisted of interest expense, net of interest income of $(15,759) and change in fair value on derivative of $(690,780). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares.

Net Income (Loss)

Net income (loss) was $3,011 and $(1,293,636), or $0.00 and $0.00 per share, for the three months ended March 31, 2022 and 2021.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2022, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2021 was $222,098, and as of March 31, 2022 was $92,286. The decrease in cash on hand was primarily from our net cash used in operating activities of $(108,408), plus net cash used in investing activities of $(7,987) and net cash provided by financing activities of $(13,417). Our monthly cash flow burn rate for 2021 (not including inventory purchases) was approximately $37,000, and for the three months ended March 31, 2022 it was approximately $36,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2022 and December 31, 2021, respectively, are as follows:

	March 31,	December 31,	Increase/
	2022	2021	(Decrease)

Cash	$92,286	$222,098	$(129,812)
Total Current Assets	2,209,981	2,313,404	(103,423)
Total Assets	2,949,158	3,029,579	(80,421)
Total Current and Total Liabilities	503,826	558,841	(55,015)

Our total current assets and total assets decreased during the three months ended March 31, 2022 primarily as a result of our decrease in cash of $129,812 and accounts receivable of $24,169, offset by our increase in inventory of $50,558. Our total current and total liabilities decreased by $55,015 during the three months ended March 31, 2022 primarily because of a decrease in accrued liabilities of $54,767 and derivative liabilities of $78,978, offset by an increase in accounts payable of $68,153 and convertible debt of $35,000. Our accumulated deficit decreased during the three months ended March 31, 2022 by $3,011 to $14,940,609.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2022 was $92,286. Based on our current level of revenues and monthly burn rate of approximately $36,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(108,408) for the three months ended March 31, 2022, compared to $(635,261) for the three months ended March 31, 2021. We use our cash for normal business operations. Our net cash used in operating activities for the three months ended March 31, 2022 consisted of our net gain of $3,011 plus our increase in accounts payable of $68,153, offset by our change in fair value on derivative liability of $(78,978), decrease in accrue liabilities of $(54,767), and decrease in inventory of $(50,558). Our net cash used in operating activities for the three months ended March 31, 2021 consisted of our net loss of $1,293,636, plus a decrease in inventory of $61,961, offset by a change in fair value on derivative liability of $690,780 and accrued interest payable of $50,298.

Investing Activities

We had $(7,987) in cash flows provided by investing activities for the three months ended March 31, 2022, compared to $(37,888) for the three months ended March 31, 2021.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2022 was $(13,417), compared to $846,880 for the three months ended March 31, 2021. Our net cash provided by financing activities consisted of proceeds from the issuance of convertible debt of $202,000, offset primarily by payments for repayment of convertible debt of $(167,000).

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1Legal Proceedings

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

ITEM 1ARisk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4Mine Safety Disclosures

Not applicable.

ITEM 5Other Information

None.

ITEM 6Exhibits

(a)Exhibits

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

Healthy Extracts, Inc.

Dated: May 13, 2022	/s/ Kevin Pitts
By:Kevin “Duke” Pitts
Its:President