Form 10-Q
period 2022-06-30
HEALTHY EXTRACTS INC.
filed 2022-08-15
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-55572

Healthy Extracts Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2594704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Silvermound
Littleton, CO 80127	80127
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2022, there were 344,832,442 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1Financial Statements

HEALTHY EXTRACTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS

CURRENT ASSETS
Cash	$159,405	$222,098
Accounts receivable	100,192	133,340
Inventory	1,869,088	1,957,966
Total current assets	2,128,685	2,313,404

Fixed assets, net of accumulated depreciation of $45,944 and $36,895, respectively	6,598	1,035
Patents/Trademarks	521,881	521,881
Deposit	16,890	-
Goodwill	193,260	193,260
Total other assets	738,629	716,175

TOTAL ASSETS	$2,867,313	$3,029,579

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$114,141	$37,267
Accrued liabilities	7,784	59,264
Notes payable	-	-
Notes payable - related party	866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	507,337	171,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	-	-
Accrued interest payable	14,683	13,050
Accrued interest payable - related party	17,031	14,118
Derivative liabilities	234,365	92,527
Total current and total liabilities	896,208	558,841

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 344,491,821 and 338,887,410 shares issued and outstanding, respectively	344,492	338,384
Additional paid-in capital	17,426,549	17,075,974
Accumulated deficit	(15,799,935)	(14,943,620)
Total stockholders' equity (deficit)	1,971,105	2,470,738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,867,313	$3,029,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30,

(Unaudited)

	FOR THE 3 MONTHS ENDING JUNE 30,		FOR THE 6 MONTHS ENDING JUNE 30,
	2022	2021	2022	2021
REVENUE
Gross revenue	$542,484	$278,458	$1,094,138	$459,492
Less selling fees	(72,673)	(34,572)	(160,940)	(45,173)
Net revenue	469,812	243,886	933,198	414,318

COST OF REVENUE
Cost of goods sold	195,556	33,764	334,238	75,206
Written off inventory	-	-	-	-
Total cost of revenue	195,556	33,764	334,238	75,206

GROSS PROFIT	274,255	210,122	598,960	339,112

OPERATING EXPENSES
General and administrative	888,401	464,831	1,258,758	1,180,918
Total operating expenses	888,401	464,831	1,258,758	1,180,918

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(24,365)	(13,597)	(57,322)	(29,356)
Change in fair value on derivative	(220,817)	(289,445)	(141,839)	(980,225)
Loss on extinguishment of debt	-	-	-	-
SBA loan forgiveness	-	-	-	-
Gain on sale of asset	-	-	2,643	-

Total other income (expense)	(245,181)	(303,041)	(196,517)	(1,009,581)

Net gain/(loss) before income tax provision	(859,326)	(557,751)	(856,315)	(1,851,387)

NET GAIN/(LOSS)	$(859,326)	$(557,751)	$(856,315)	$(1,851,387)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	339,980,360	315,764,537	342,254,631	317,043,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDING DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

Issuance of common stock for cash	-	-	900,000	900	44,100	-	45,000

Issuance of common stock for cash	-	-	300,000	300	14,700	-	15,000

Issuance of common stock for cash	-	-	3,300,000	3,300	161,700	-	165,000

Issuance of common stock for cash	-	-	-	-	-	-	-

Issuance of common stock for debt	-	-	1,200,000	1,200	85,200	-	86,400

Issuance of common stock for services	-	-	715,000	715	50,765	-	51,480

Issuance of common stock for services	-	-	2,000,000	2,000	142,000	-	144,000

Issuance of common stock for services	-	-	1,000,000	1,000	59,000	-	60,000

Issuance of common stock for services	-	-	1,177,778	1,178	90,778	-	91,956

Issuance of common stock for debt	-	-	1,200,000	1,200	58,800	-	60,000

Issuance of common stock for services	-	-	3,500,000	3,500	171,500	-	175,000

Issuance of common stock for cash	-	-	2,000,000	2,000	98,000	-	100,000

Issuance of common stock for debt	-	-	12,203,983	12,204	597,995	-	610,199

Net (loss) gain for the period	-	-	-	-	-	(1,987,122)	(1,987,122)

Balance - December 31, 2021	-	$-	338,384,171	$338,384	17,075,974	$(14,943,620)	$2,470,738

Cancelation of common stock for debt	-	-	(200,267)	(200)	(9,813)	-	(10,013)

Issuance of common stock for cash	-	-	507,917	508	24,888	-	25,396

Cancelation of common stock for debt	-	-	(600,000)	(600)	(43,200)	-	(43,800)

Issuance of common stock for services	-	-	1,000,000	1,000	63,000	-	64,000

Issuance of common stock for services	-	-	1,000,000	1,000	56,100	-	57,100

Issuance of common stock for services	-	-	4,400,000	4,400	259,600	-	264,000

Net (loss) gain for the period	-	-	-	-	-	(856,315)	(856,315)

Balance - June 30, 2022	-	$-	344,491,821	$344,492	17,426,549	$(15,799,935)	$1,971,105

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE 6 MONTHS ENDING JUNE 30,
	2022	2021
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(856,315)	$(1,851,387)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(219)	2,550
Warrants issued for services	422,300	341,880
Non-cash compensation	-	-
Change in fair value on derivative liability	141,839	980,225
Loss on extinguishment of debt	-	-
Gain on sale of asset	2,643	-
Impairment of goodwill	-	-
Changes in operating assets and liabilities:
Accounts receivable	33,148	(27,040)
Inventory	88,877	(164,018)
Accrued interest receivable	-	-
Deposits	(16,890)	-
Accounts payable	76,874	(50,113)
Accounts payable - related party	-	-
Accrued liabilities	(51,479)	80,664
Accrued interest payable	1,633	11,602
Accrued interest payable - related party	2,913	6,762
Net Cash used in Operating Activities	(154,676)	(668,875)

Cash Flows from Investing Activities:

Purchase of fixed assets	(7,987)	-
Cash received from sale of asset	-	-
Purchase of note receivable	-	-
Trademarks	-	(73,388)
Payments of note receivable	-	-
Cash flows provided by (used in) Investing Activities:	(7,987)	(73,388)

Cash Flows from Financing Activities:

Purchase of BergaMet	-	-
Purchase of UBN	-	-
Proceeds from issuance of common stock	(65,617)	225,000
Proceeds from issuance of convertible debt,	539,000	745,000
Payments for repayment of convertible debt	(203,413)	-
Proceeds from issuance of noted payable	-	-
Proceeds from issuance of noted payable - related party	-	-
Payments for repayment of notes payable - related party	(170,000)	-
Net Cash provided by Financing Activities	99,970	970,000

Increase (decrease) in cash	(62,693)	227,738
Cash at beginning of period	222,098	59,201
Cash at end of period	$159,405	$286,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the months ending June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost or market. An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of June 30, 2022 and 2021, the total of inventory which was written off as an inventory allowance was $1,914,891 and $1,543,758.

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

As of June 30, 2022, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of June 30, 2022, after working through our analysis of goodwill during the months ending June 30, 2022.

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

Concentration

There is no concentration of revenue for the six months ended June 30, 2021 and for the six months ended June 30, 2022 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending June 30, 2021 and June 30, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2021	$92,527
Issued during the six months ended June 30, 2022	142,704
Change in fair value recognized in operations	(866)
Converted during the year ended June 30, 2022	(0)
Balance, June 30, 2022	$234,365

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ended June 30, 2022, the Company issued $554,000 of convertible debt with a bifurcated conversion option.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2022 of $15,799,935. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the six months ended June 30, 2022 and 2021, the Company had expenses totaling $1,000 and $36,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of June 30, 2022, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – NOTES PAYABLE

As of June 30, 2022, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with shareholders of the Company, no due date, 8% interest,	17,031

TOTAL	$17,897

As of June 30, 2022, the Company has an outstanding total of $17,031 in interest accrued for the above notes.

NOTE 6 – CONVERTIBLE DEBT

As of June 30, 2022, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750
Unsecured convertible debt, due 08/05/23, 10% interest, converts at a market price of $0.05 per share. The proceeds from the sale of the Note were used to satisfy all but $17,000 of our obligations to Jay Decker pursuant to a previously issued promissory note to benefit from terms that our management believes are more favorable to the Company.	154,000
Unsecured convertible debt, due 05/01/23, 12% interest, converts at a market price of $0.05 per share.	200,000
Unsecured convertible debt, due 02/15/23, 10% interest, converts at a market price of $0.05 per share.	146,587

SUBTOTAL	507,337
Less: Discount	-
TOTAL	$507,337

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	377,145	$12,682
Unsecured Convertible debt #2	3,104,811	$58,410
Unsecured Convertible debt #3	4,062,667	$163,273

As of June 30, 2022, the Company has an outstanding total of $11,485 in accrued interest for the above convertible note.

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

As of June 30, 2022, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019. See recent developments for details.

Common Share Issuances

During the six month period ended June 30, 2022, the Company issued 6,907,917 shares of common stock while cancelling a total of 800,267 shares of common stock.

On May 19, 2022, the Company issued 4,400,000 shares of common stock for broker and consulting fees.  On April 22 and 25, 2022, the Company issued 2,000,000 shares of common stock for broker and funding fees.  On February 4, 2022, the Company issued 507,917 shares of common stock in a direct security purchase agreement.  On January 10, 2022, the Company cancelled 200,267 shares of common stock.  Further, on March 4, 2022, the Company cancelled 600,000 shares of common stock.

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

Warrant Issuances

During the year ending December 31, 2021, the Company issued 14,000,000 warrants to 25 parties at a per share price between $0.05 and $0.075.  As of June 30, 2022, there were 14,012,000 warrants outstanding, of which 14,004,000 warrants are fully vested.

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

During the period ending June 30, 2022, the Company issued 6,400,000 shares of common stock for broker, consulting, and funding fees.

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

NOTE 8 – BUSINESS SEGMENT INFORMATION

As of June 30, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the six months ended June 30, 2022.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,094,138	1,094,138	-	-
Less Selling Fees	(160,940)	(160,940)
Cost of Revenue	334,238	334,238	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(856,315)	(124,830)	(663)	(730,812)
Identifiable Assets	1,975,879	1,975,879	-	-
Depreciation and Amortization	219	219	-	-

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

The Company evaluated its June 30, 2022 financial statements for subsequent events through August 9, 2022, the date the financial statements were available to be issued.

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

Summary Overview

We were incorporated on December 19, 2014 in the State of Nevada. We had revenues of $1,465,782 in the year ended December 31, 2021 and $1,276,559 in the year ended December 31, 2020. We had revenues of $463,386 for the three months ended March 31, 2022 and $542,484 for the three months ended June 30, 2022.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Introduction

We had revenues of $542,484 and $1,094,138 for the three and six months ended June 30, 2022, respectively, compared to $278,458 and $459,492 for the three and six months ended June 30, 2021. Revenues for the three months ended December 31, 2021 were $671,589. Our cost of revenue for the three and six months ended June 30, 2022 were $195,556 and $334,238, respectively, compared to $33,764 and $75,206 for the three and six months ended June 30, 2021.

Our operating expenses were $888,401 and $1,258,758 for the three and six months ended June 30, 2022, respectively, compared to $464,831 and $1,180,918 for the three and six months ended June 30, 2021. Our operating expenses consisted entirely of general and administrative expenses.

We had a Net Loss of $859,326 for the three months ended June 30, 2022, compared to a Net Gain of $3,011 for the three months ended March 31, 2022.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$542,484	$278,458	1,094,138	459,492

Cost of Revenue	195,556	33,764	334,238	75,206

Gross Profit	274,255	210,122	598,960	339,112

Operating expenses:
General and administrative	888,401	464,831	1,258,758	1,180,918
Total operating expenses	888,401	464,831	1,258,758	1,180,918

Other income (expense)
Interest expenses, net of interest income	(24,365)	(13,597)	(57,322)	(29,356)
Change in fair value on derivative	(220,817)	(289,445)	(141,839)	(980,225)
Loss on extinguishment of debt	-	-	-	-
SBA Loan Forgiveness	-	-	-	-
Gain on sale of asset	-	-	2,643	-
Total other income (expense)	(245,181)	(303,041)	(196,517)	(1,009,581)

Net income (loss)	$(859,326)	$(557,751)	(856,315)	(1,851,387)

Revenues

We had revenues of $542,484 and $1,094,138 for the three and six months ended June 30, 2022, compared to $278,458 and $459,492 for the three and six months ended June 30, 2021, an increase of $264,026 and $634,646, or 95% and 138%, respectively. Revenues for the three months ended December 31, 2021 were $671,589.

Cost of Revenue

Our cost of revenue for the three and six months ended June 30, 2022 were $195,556 and $334,238, or 36% and 31% of revenue, respectively, compared to $33,764 and $75,206, or 12% and 16% of revenue, for the three and six months ended June 30, 2021. Gross profit was $274,255 and $598,960 for the three and six months ended June 30, 2022, compared to $210,122 and $339,112 for the three and six months ended June 30, 2021, an increase of $64,133 and $259,848, or 31% and 77%, respectively.

General and Administrative

General and administrative expenses were $888,401 and $1,258,758 for the three and six months ended June 30, 2022, compared to $464,831 and $1,180,918 for the three and six months ended June 30, 2021. In the three months ended June 30, 2022, general and administrative expenses consisted mainly of advertising of $149,690, consulting fees of $133,200, professional fees of $28,123, and salary and wages of $36,388. In the three months ended June 30, 2021, general and administrative expenses consisted mainly of consulting fees of $172,750, professional fees of $23,301, salary and wages of $42,573, and advertising of $169,994.

Other Income (Expense)

Other income (expense) was $(245,181) and $(196,517) for the three and six months ended June 30, 2022, compared to $(303,041) and $(1,009,581) for the three and six months ended June 30, 2021, an increase of $48,664, or 25%, for 2022 and a decrease of $706,540, or 70%, for 2021. In the three months ended June 30, 2022, other income (expense) consisted of interest expenses, net of interest income of $(24,365) and change in fair value on derivative of $(220,817). In the three months ended June 30, 2021, other income (expense) consisted of interest expense, net of interest income of $(57,322) and change in fair value on derivative of $(141,839). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares.

Net Income (Loss)

Net income (loss) was $(859,326) and $856,315), or $0.00 and $0.00 per share, for the three and six months ended June 30, 2022, compared to $(557,751) and $(1,851,387), or $0.00 and $0.01 per share, for the three and six months ended June 30, 2021.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three and six months ended June 30, 2022, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2021 was $222,098, as of March 31, 2022 was $92,286, and as of June 30, 2022 was $159,405. Our monthly cash flow burn rate for 2021 (not including inventory purchases) was approximately $37,000, for the three months ended March 31, 2022 was approximately $36,000, and for the six months ended June 30, 2022 was approximately $26,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2022, March 31, 2022, and December 31, 2021, respectively, are as follows:

	June 30,	December 31,	Increase/
	2022	2021	(Decrease)
Cash	$159,405	$222,098	$(62,693)
Total Current Assets	2,128,685	2,313,404	(184,719)
Total Assets	2,867,313	3,029,579	(162,266)
Total Current and Total Liabilities	896,208	558,841	337,367

Our total current assets and total assets decreased during the six months ended June 30, 2022 primarily as a result of our decrease in cash of $62,693, accounts receivable of $33,148, and inventory of $88,877. Our total current and total liabilities increased by $337,367 during the six months ended June 30, 2022 primarily because of an increase in accounts payable of $76,874, convertible debt of $335,587, and derivative liabilities of $141,839, offset in part by a decrease in accrued liabilities of $51,479 and notes payable to related party of $170,000. Our accumulated deficit increased during the six months ended June 30, 2022 by $856,315 to $15,799,935.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2022 was $159,405. Based on our current level of revenues and monthly burn rate of approximately $26,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(154,676) for the six months ended June 30, 2022, compared to $(668,875) for the six months ended June 30, 2021. We use our cash for normal business operations. Our net cash used in operating activities for the six months ended June 30, 2022 consisted of our net loss of $856,315 plus our increase in accrued liabilities of $51,479, offset primarily by our warrants issued for services of $422,300, change in fair value on derivative liability of $141,839, increase in inventory of $88,877, and increase in accounts payable of $76,874. Our net cash used in operating activities for the six months ended June 30, 2021 consisted of our net loss of $1,851,387, plus a decrease in inventory of $164,018 and a decrease in accounts payable of $50,113, offset in part by a change in fair value on derivative liability of $980,225 and warrants issued for services of $341,880.

Investing Activities

We had $(7,987) in cash flows provided by investing activities for the six months ended June 30, 2022, compared to $(73,388) for the six months ended June 30, 2021.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2022 was $99,970, compared to $970,000 for the six months ended June 30, 2021. Our net cash provided by financing activities consisted of proceeds from the issuance of convertible debt of $539,000, offset by proceeds from the issuance of common stock of $(65,617), payments for repayment of convertible debt of $(203,413), and payments for repayment of notes payable related party of $(170,000).

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2022, April 25, 2022, and May 19, 2022, we issued an aggregate of 6,400,000 shares of our common stock to four parties in exchange for services. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation involved in the offerings, and the parties were all accredited.

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

Healthy Extracts, Inc.

Dated: August 15, 2022	/s/ Kevin Pitts
By:Kevin “Duke” Pitts
Its:President