Form 10-K
period 2022-12-31
HEALTHY EXTRACTS INC.
filed 2023-03-31
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Healthy Extracts, Inc.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 29, 2023 was $9,911,517, based on the closing price of $0.06 on June 30, 2022.

As of March 29, 2023, there were 345,172,442 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

HEALTHY EXTRACTS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

ITEM 1 – BUSINESS

Our Business

We are a platform for acquiring, developing, researching, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health. Our products have not been evaluated by the U.S. Food and Drug Administration (FDA) or any similar regulatory body for safety and efficacy.

Nutraceuticals are generally considered to be substances that beyond their nutritional value can be used to achieve a benefit for an existing physiological condition or provide protection against potential aliments.

The primary philosophy behind nutraceuticals is the focus on prevention and the body’s ability to use natural rather than artificially derived substances to treat disease or dysfunction—or as the Greek physician and father of modern medicine, Hippocrates, famously espoused, “Let food be your Medicine.”

Today, the role of nutraceuticals in human health and wellbeing has become one of the most active and important areas of scientific investigation, with the latest findings presenting wide-ranging implications for consumers, health care providers, regulators, nutritional supplement producers and distributors. Our mission is to lead and support this investigation and use our findings to acquire or create products with health and performance benefits that have mass consumer appeal.

Guided by this mission, our first two acquisitions (in 2019 and 2020, respectively) formed our current operating subsidiaries, Bergamet NA, LLC (“Bergamet”), which offers nutraceutical heart and immune health products, and Ultimate Brain Nutrients, LLC (“UBN”), which offers nutraceutical products for brain health.

Through published research, our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome. Our UBN brain health formulations have been in development for more than 20 years, over which time it has gained research support.

On January 13, 2023, we entered into a definitive agreement to acquire nutraceutical manufacturer, Hyperion, L.L.C. (“Hyperion”), and its digital marketing affiliate, Online Publishing & Marketing, LLC (“OPM”), both based in Lexington, Virginia. We intend to use a portion of the proceeds from this Offering to fund this acquisition. See “Use of Proceeds.”

Hyperion products have been formulated to support brain, memory, vision, sinus and digestive health, as well as healthy sleep and aging. OPM provides online advertising and marketing for Hyperion as well as other companies in the health and wellness space. The closing of these two acquisitions is expected to occur following the completion of and using the proceeds from this Offering.

We anticipate the acquisition of Hyperion and OPM to be transformative to our business, significantly strengthening our manufacturing, marketing and distribution capabilities, expanding our nutraceutical product portfolio, adding positive cash flow, and significantly increasing our annualized gross revenues.

We also expect that the greater financial and operational strength afforded by these two acquisitions to better enable us to make future strategic complementary acquisitions, including some of which we have identified and are currently evaluating.

Corporate History

We were incorporated on December 19, 2014 in the State of Nevada.

On February 4, 2019, we acquired BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”). BergaMet is a wholly-owned subsidiary through which we conduct our nutraceuticals business. As a result of the acquisition, Jay Decker became our majority shareholder. The shares of common stock issued in the acquisition were equal to approximately 80.1% of our outstanding common stock immediately following the closing.

On April 3, 2020, we acquired Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”). UBN is a wholly-owned subsidiary through which we conduct our plant-based neuro-products business. As a result of the acquisition, Jay Decker became a significantly larger shareholder. The shares of common stock issued in the acquisition were equal to approximately 42.5% of our outstanding common stock immediately following the closing.

On January 13, 2023, we entered into an Acquisition Agreement for the acquisition of Hyperion, L.L.C. and Online Publishing & Marketing, LLC, both Virginia limited liabilities companies, by merging them into our newly-formed wholly-owned subsidiaries, Green Valley Natural Solutions, LLC (“Green Valley”) and Online Publishing & Marketing, LLC (“OPM”), both Nevada limited liability companies. The closing of the acquisition will take place following the completion of and using the proceeds from an offering.

Corporate Information

Our corporate headquarters are located at 7375 Commercial Way, Suite 125, Henderson, NV 89011, and our telephone number is (702) 463-1004. Our websites are www.healthyextractsinc.com, www.bergametna.com, and www.tryubn.com. Information contained on our websites is not incorporated into, and does not constitute any part of, this prospectus.

Recent Developments

Reverse Stock Split

On September 23, 2022, our majority shareholder approved by written consent, declared it advisable and in our best interest, to amend our Articles of Incorporation to effect a reverse split of our outstanding Common Stock within a range of 1-for-25 to 1-for-150, the exact ratio and timing to be determined by our board of directors (“Board”) no later than June 30, 2023. On September 23, 2022, our Board of Directors approved the same stock split range. We intend for the Board to determine the exact amount of and effect such reverse stock split in connection with the Offering and our intended listing of our Common Stock on the Nasdaq Capital Market (“Nasdaq”), however we cannot guarantee that The Nasdaq Stock Market LLC will approve our initial listing application for our Common Stock upon such reverse stock split.

2023 Pending Acquisitions

On January 13, 2023, we entered into an Acquisition Agreement for the acquisition of Hyperion, L.L.C. and Online Publishing & Marketing, LLC, both Virginia limited liabilities companies, by merging them into our newly-formed wholly-owned subsidiaries, Green Valley Natural Solutions, LLC (“Green Valley”) and Online Publishing & Marketing, LLC (“OPM”), both Nevada limited liability companies. The closing of the acquisition will take place following the satisfaction of material closing conditions set forth below, including a capital raise of at least $4,000,000 and the commencement of trading, or approval for the commencement of trading, of our common stock on the Nasdaq Capital Market. The total purchase price for the acquisitions will be $1,750,000 in cash, $1,300,000 in the form of secured promissory notes, and $1,250,000 worth of our common stock (based on a 30% premium to the price paid per share of common stock in the above-referenced capital raise, but in no event more than ninety percent (90%) of the volume weighted average price for our common stock for the ninety (90) trading days up to and including the trading day immediately before the day the price is finally determined for securities sold in the capital raise).

The combination of the businesses is expected to significantly increase our current annualized gross revenues. Revenues for Hyperion and OPM were over $10 million for the year ended December 31, 2022. Hyperion is also expected to strengthen our manufacturing and distribution capabilities, as well as expand our product portfolio with 15 proprietary nutraceutical formulations sold under the brand, Green Valley Natural Solutions. These products are formulated to support brain, memory, vision, sinus and digestive health, as well as healthy sleep and aging.

Green Valley Natural Solutions products are manufactured and shipped direct-to-consumer from specially temperature-controlled warehouses leased in Shenandoah Valley, Virginia. These facilities would add an East Coast presence to our existing warehouse and shipping facilities in Nevada, with this expected to lower customer shipping costs and order delivery times.

Hyperion’s relationships with high-quality contract manufacturers are also expected to lower our manufacturing costs, as well as improve supply chain efficiencies and economies of scale.

Online Publishing & Marketing specializes in creating digital and affiliate marketing content for Hyperion and will enhance our overall marketing strategy and audience reach. They also bring a large email distribution list of hundreds of thousands of potential customers with a new affiliate marketing channel. OPM also produces engaging digital content such as educational videos and newsletters.

Online Publishing and Marketing (OPM) creates and promotes original content in the health and wellness space. Rather than relying on pharmaceutical and specialized medicine, OPM's content is produced by certified health and wellness professionals who focus on holistic and traditional approaches. The content is a combination of online and offline books, videos, podcasts, DVDs and newsletters that are distributed through email, public websites, secure websites and physical mail delivery. The primary marketing method is to advertise the content to a house file that OPM has developed over the years through opt-in marketing and newsletter subscriptions. The house file is actively managed to ensure online people who positively opt-in and engage with OPM emails are marketed. The secondary method of marketing OPM content is through affiliate partnerships with other online content producers who share OPM content with their positively managed opt-in only house files. This reciprocal email marketing approach eliminates any actual or perceived unwanted emails.

The planned acquisition of Hyperion and OPM is expected to add approximately 14 employees, who would continue to work out of the existing facilities in Lexington, Virginia.

We expect these two synergistic and accretive acquisitions to accelerate and support our growth and expand our market reach. Our natural heart and brain health formulations are perfect for cross selling or private labeling with Green Valley products, such as their stem cell restore formulation that are sold across various marketing channels. Likewise, Green Valley sales would benefit from our established marketing channels, which includes subscription-based direct-to-consumer, national grocery stores, and a strong presence on Amazon.

On a pro forma basis upon the closing of the acquisitions, we would generate over $12 million in annualized gross revenue, including significant recurring revenue being generated by subscriptions. The anticipated positive cash flow would fund future revenue growth from new product introductions and market expansion, as well as other potential strategic acquisitions.

The completion of the acquisitions is subject to the following material closing conditions, and there can be no assurance that the transactions will be completed as described:

•we will have entered into a new lease agreement for at least a twelve-month period at the current Hyperion and OPM locations;

•a key employee of Hyperion and OPM will have entered into a consulting agreement with us;

•our independent auditor will have completed an audit of the financial statements of Hyperion and OPM;

•we will have closed on one or more rounds of financing for an aggregate amount of no less than $4,000,000, of which at least $250,000 will be from selling parties to the transaction; and

•we will have commenced trading, or been approved to commence trading, on either the Nasdaq or the NYSE American Exchange.

Overview

We are a platform for acquiring, developing, researching, patenting, marketing, and distributing plant-based nutraceuticals. Our products have not been evaluated by the U.S. Food and Drug Administration (FDA) or any similar regulatory body for safety and efficacy.

Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health.

The term “nutraceutical” is derived from the combination of the words “nutrient,” which means a nourishing food component, and “pharmaceutical,” meaning a medical drug. The term was coined in 1989 by Stephen DeFelice, founder and chairman of the Foundation for Innovation in Medicine.

Nutraceuticals are generally considered to be substances that beyond their nutritional value can be used as medicine to achieve a benefit for an existing physiological condition or provide protection against potential aliments. Nutraceuticals may be used to improve health, delay the aging process, help prevent chronic disease, increase life expectancy, or support the structure or function of the body.

In the U.S., nutraceutical products are regulated as drugs, food ingredients and dietary supplements. The term is not defined the same in all countries but is usually defined as a product isolated from foods and generally sold in medicinal forms not usually associated with food.

The primary philosophy behind nutraceuticals is the focus on prevention and the body’s ability use natural rather artificially derived substances to treat disease or dysfunction—or as the Greek physician and father of modern medicine, Hippocrates, famously espoused, “Let food be your Medicine.”

Today, the role of nutraceuticals in human health and wellbeing has become one of the most active and important areas of scientific investigation, with the latest findings presenting wide-raging implications for consumers, health care providers, regulators, nutritional supplement producers and distributors. Our mission is to lead and support this investigation and use our findings to acquire or create products with health and performance benefits that have mass consumer appeal.

Guided by this mission, our first two acquisitions (in 2019 and 2020, respectively) formed our current operating subsidiaries, Bergamet, which offers nutraceutical heart and immune health products, and UBN, which offers nutraceutical products for brain health.

Through published research, our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome. Our UBN brain health formulations have been in development for more than 20 years, over which time it has gained support by research studies.

Our Products

Heart & Immune Health

Our products which are designed to promote heart and immune health have been developed by our BergaMet subsidiary. 47% BPF Bergamet products are currently the only heart health supplements distributed in North America that contain Citrus Bergamot SuperFruit. This exclusive superfruit is of the bergamot orange family, a fragrant citrus fruit about the size of a common orange but with a yellow or green color similar to a lime, depending on its ripeness.

Our Citrus Bergamot SuperFruit varietal is considered a superfruit since it has been shown to have the highest quality and concentration of polyphenols and flavonoids of the citrus bergamia or bergamot orange fruit species. BPF is comprised of five key polyphenols (Naringin, Neohesperidin, Brutieridin, Melitidin, and Neoeriocitrin). These five polyphenols are known to increase the product’s effectiveness, and thus its existence is viewed as a positive factor in its efficacy, and our product has a polyphenolic rate of 47%.

BergaMet currently holds the exclusive rights to distribute Citrus Bergamot SuperFruit 47% Bergamot Polyphenolic Fraction Gold (“BPF”) products in the online and direct to consumer channels in the U.S. and Canada pursuant to a supply agreement with H&AD S.r.L., an Italian limited company, which we entered into on January 1, 2019 and amended on November 1, 2021. The supply agreement has a term of five years and is renewable for up to four additional and successive three-year terms. We have minimum purchase obligations under the agreement, which require us to purchase at least 4,000 kilograms of BPF in 2023. The agreement is mutually exclusive in that (i) we cannot purchase BPF from any third-party, sell or distribute any similar product in the territory, sell the product outside the territory, or produce the product ourselves, and (ii) H&AD will not supply or sell the product to any third-party in the territory. Each party may terminate the agreement upon a breach by the other party.

Bergamot is a rare citrus fruit native to the Calabrian region of Southern Italy. Due to the fruit’s sensitivity to certain weather and soil conditions, this region accounts for 80 percent of the worldwide production of bergamot. Bergamot has been used for decades in the Calabrian regions for its beneficial effects in promoting overall health, particularly in support of cholesterol, cardiovascular, and metabolic health.

Our Citrus Bergamot SuperFruit formulations contain citrus bergamot extracts approved by the prestigious Academia Del Bergamotto in Reggio Calabria, Italy.

Citrus bergamot contains five antioxidant polyphenols in unusually concentrated amounts, which are believed to help protect the human body’s trillions of cells from free radical damage. The juice and albedo of bergamot has a profile of flavanoid and glycosides, such as neoeriocitrin, neohesperidin, naringin, rutin, neodesmin, rhoifolin, and poncirin.

Naringin has been shown to be beneficial in animal models of atherosclerosis, while neoeriocitrin and rutin have been found to exhibit a strong capacity to prevent low-density lipoprotein (“LDL”) from oxidation. Importantly, bergamot juice is rich in brutieridine and melitidine with an ability to inhibit HMG-CoA reductase, which inhibits the liver’s ability to produce LDL, resulting in reduced cholesterol levels in liver cells.

Bergamot Products

We develop, manufacture and distribute bergamot-based products in tablet and capsule form under the following brands:

•BergaMet Pro+

•BergaMet Mega+O

•BergaMet HERHEART

•BergaMet Cholesterol Command

•BergaMet SPORTSHEART

•BergaMet CLINICAL IMMUNE

All of our BergaMet products are certified organic, vegan friendly, non-GMO and gluten-free, and produced and tested by certified U.S. facilities.

In published research, our Citrus Bergamot has been shown to support heart health, support immune response and address metabolic syndrome. Our Citrus Bergamot has also been shown to naturally reduce cholesterol by lowering LDL and increasing high-density lipoprotein (“HDL”).

According to the CDC, nearly 94 million U.S. adults aged 20 years or older have high cholesterol levels that puts them at risk of heart disease. Every year an estimated 35 million people are prescribed statins to lower cholesterol, according to drugs.com, but these drugs can cause numerous negative side effects.

A peer-reviewed study demonstrated that the naturally-derived, bergamot polyphenolic fraction (BPF) contained in our Citrus Bergamot can significantly enhance the beneficial effects of rosuvastatin, one of the most prescribed drugs for reducing cardiometabolic risk.

Brain Health

Our UBN subsidiary develops plant-based health technology neuro-products that have been shown to improve brain health, including memory, cognition, focus and neuro-energy. UBN's mission is to naturally create better lifestyles with superior health technology and products.

UBN’s KETONOMICS® proprietary formulations, which have been designed to enhance brain activity, focus, headache and cognitive behavior, provide many sales and intellectual property licensing opportunities.

UBN’s all-natural, sugar-free and caffeine-free proprietary formulations are the result of 20 years of scientific research and are positioned to provide consumer neuro-products that are natural brain solutions.

UBN’s KETONOMICS® supplementation has also been studied in sports physiology, with specific regard to its potential benefits for competitive performance and endurance.

UBN offers several proprietary products, with four patent-pending formulations and two patents issued covering brain activity, focus, headache and cognitive behavior.

UBN Products

We have launched four brain health products based upon our proprietary Fuel4Thought® (F4T®) formulations. These brain health products are sold under the following product labels:

•UBN ACTIVATE: a proprietary natural formulation that has been demonstrated to increase key brain activity by as much as 46%. This product is sold direct-to-consumer via our UBN website, either as a singular sale or monthly subscription.

•UBN RELIEF: designed for migraine sufferers, this proprietary, patent-pending natural formulation has been shown to provide relief from symptoms often associated with migraine headaches, while also increasing brain and cognitive activation. This product is sold direct-to consumer on our website as singular sale or monthly subscription, as well as sold in the retail marketplace.

•Brain Activate - Gel, a proprietary gel pack formulation which was launched in collaboration with and under the brand name of our top brand influencer, Whitney Johns. The concentrated natural gel formulation provides the perfect “brain food” for sustained mental energy and attention without added sugars. It is sold direct-to-consumer on whitneyjohns.com as a singular sale or by subscription. The gel packs are based on patented gel science developed by Gelteq, a global leader in ingestible gel technology. Gelteq gels offer a super-convenient way to consume substances that have a positive impact on mental skills (sometimes referred to as “nootropics”) and other nutrients.

•Brain Activate - ENERGY Gel: a proprietary gel pack nootropic formulation with caffeine. It is specially formulated to support focus, memory, cognition, mood and brain health, as well as reduce brain fog and support natural sleep patterns. The product was developed and launched in collaboration with Whitney Johns, and is sold direct-to-consumer on whitneyjohns.com as a singular sale or monthly subscription.

Our F4T® formulation includes C8 MCT (derived from coconut extract), Nuementix (spearmint), FloraGLO, and highly concentrated medium chain triglycerides, F4T® MCT, which are derived from our patented extraction process. F4T® MCTs have been shown to elevate the level of ketones in the brain—a major alternative energy source. “C8” refers to the eight-carbon chain that characterizes this specific fatty acid. As a result, manufacturers have taken to purifying MCT oil derived from coconuts so it contains only caprylic acid. That's because caprylic acid (C8) seems to be the most metabolically active medium-chain fatty acid.

The F4T® formulation also includes a proprietary blend of other key ingredients, including a naturally sourced nootropic spearmint extract that is demonstrated to support mental focus during the day without disrupting sleep at night and a protective antioxidant found naturally in the body that helps the brain function optimally and promotes better mood and sleep habits. It also includes a natural marigold extract that is scientifically shown to block blue light and replenish lutein, which is critical for optimum eye health. The formulation has been in development for more than 20 years, over which time it has gained support by research studies.

The above EEG brain scan images are from a study that showed a 46% increase in brain activation after a subject consumed our active ingredients. The concentrated formulation provides the perfect “brain food” for sustained mental energy and attention. There can be no assurance that our formulations will produce the same results as this study using just our active ingredients.

The brain activation that is described is measured by electroencephalographic (EEG) electrodes placed on the surface of the skull overlying the major anatomic lobes of the brain (frontal, parietal, temporal, occipital). The activation is measured in microvolts of energy and reflects brain physiological function; the higher the voltage, the higher the functional activity. Functional magnetic resonance imaging (fMRI) of the brain has documented correlation between performance and health tasks and the “lighting up” of the relevant brain cortex areas. Activation of the following areas correlate with the related desirable brain function: frontal lobe - cognition, integration; parietal lobe - sensory, awareness, spatial orientation; temporal lobe - motor, language, memory; occipital lobe - visual function. The subjects in our intervention groups consumed the active supplement containing our formulation of C8 MCT, Neumentix, and Floragio. In the acute study, the assessments were made 90 minutes after consumption and in the long-term study, the assessments were made 30 days after consumption. Study one (acute) had 11 subjects (8 intervention and 3 control) and study two (long term) had 18 subjects (13 intervention and 5 control). Subjects underwent EEG voltage measurement with auditory reaction time (WaviMed System) and vision and trail making testing (Senaptec Sensory Station). Brain activation improved in 20 of the 21 intervention group subjects with voltage increases ranging from no change to 200%, average 46% increase. This activation level correlated positively with improvements in reaction time, vision and trail making tests. Parameter changes were statistically significant with a strong improvement trend for the auditory reaction time measures. The tests were conducted by Dr Neil Wolkodoff in a strict prospective, randomized manner. The results were double blinded with regard to intervention versus placebo group results and all data was deposited into a blind pool until completion of the trials when the results were unblinded and statistically analyzed. An independent third party transposed the EEG voltage readings into a computer generated “brain image” for peer reviewed publication purposes. No caffeine, steroids or other stimulants were consumed by any study subjects.

In January 2022, the World Journal of Advanced Research and Reviews published the results of a clinical study which showed that taking a daily serving of UBN RELIEF for 60 days can naturally reduce or alleviate neurological discomfort. It was also shown to improves cognitive function, sleep satisfaction and overall quality of life.

We are in the research and development phase for new products focused on Alzheimer’s disease and dementia. We are finalizing research on additional non-FDA approved, brain health products which focus on dementia and Alzheimer’s disease. We expect to have research completed in 2024.

Gel-Pack Exclusive Licensing and Manufacturing Agreement

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq Pty Ltd, a developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. The agreement has a three-year term and can be terminated by either party in the event of a breach, and contains a minimum order amount of 500,000 units of product (of which 250,000 units must have been purchased during the first 12 months). The agreement is mutually exclusive in that Gelteq is to be the exclusive manufacturer of all gel products that contain bergamot by us in the territory, and that they will not manufacture gels containing bergamot for any other company in the territory. Finally, we paid Gelteq a license fee of $150,000 and 5% of the total price of products purchased by us.

Through this agreement we secured the exclusive rights to use Gelteq’s gelification process in the U.S. and Canada for the development and marketing of natural ingestible gels that contain our Citrus Bergamot or UBN ingredients. Among the many benefits, we believe our new exclusive gel pack format will make our products easier and more convenient to consume.

Citrus Bergamot has been traditionally taken in tablet form which presents several drawbacks. Tablets require a liquid to facilitate swallowing or prevent choking (which still may occur), and proper digestion and absorption can sometimes be challenging. The liquid extract form of Bergamot is typically not preferred due to its unpleasant bitter taste.

The proprietary ingredients used in in our UBN product line are typically available in powder form, with this requiring it be mixed with a liquid in a separate container. This can be messy and inconvenient for today’s on-the-go lifestyles. In contrast, a single-serving, gel pack containing our health-promoting formulations can be easily consumed anytime, anywhere with no liquid or mixing required.

We also believe this gel-based oral delivery technology can be superior to pills, tablets, powders and other delivery methods in terms of greater bioavailability, targeted release times and pleasant taste, while reducing the risk of choking.

BRAIN ACTIVATE On-the-Go Gel Packs
Exclusive to WHITNEY JOHNS™ NUTRITION

WHITNEY JOHNS
BRAIN ACTIVATE
FOCUS • MOOD • MEMORY • COGNITION • BRAIN HEALTH

BRAIN ACTIVATE

Supports focus, memory, cognition, mood and brain health.

WHITNEY JOHNS
BRAIN ACTIVATE
FOCUS • KETONES • MEMORY
COGNITION • BRAIN HEALTH
ENERGY

BRAIN ACTIVATE w/Caffeine

Energy that Supports focus, memory, cognition, mood and brain health.

30 Day Clinical Trial Results

EEG Scans Before & After Consuming the Active Ingredients of the BRAIN ACTIVATE™ Formulation

46%
INCREASE IN BRAIN ACTIVATION

Before	After	Before	After

Source: Research article published in Annals of Reviews and Research, August 2021

We have launched two gel pack products using our patent-protected Fuel4Thought® (F4T®) formulation with Whitney Johns, including Brain Activate - Gel (without caffeine) and Brain Activate - ENERGY Gel. We plan to next introduce heart and immune health gel packs that exclusively feature Citrus Bergamot SuperFruit in 2024.

Our Markets

The overall nutraceutical market is growing at a 7.8% CAGR and is expected to reach $441 billion by 2026, according to ReportLinker. Driving this growth are multiple factors, including changing lifestyles, growing consumer desire to move away from expensive prescription medicine and undesirable side effects, aging population and increased life expectancy. Our current principal markets are nutraceutical products targeting customers focused on their own heart and brain health and immune support.

A growing self-care trend is also driving strong demand for nutraceuticals. Given increasingly hectic lifestyles, and the lack of time for preparing and consuming the required nutrients through a regular diet, the desire to replenish or augment essential nutrients with nutraceuticals is also increasing.

Our BergaMet all-natural Citrus Bergamot SuperFruit formulations address an expanding global heart health ingredients market that is projected to grow at a 4.6% CAGR to reach $55.3 billion by 2027, according to ResearchAndMarkets. This growth is largely being driven by concerns about cardiovascular disease, which remains the leading cause of premature death globally according to the World Health Organization.

Our UBN products tap the fast-growing market for brain health, which is growing at a 9.4% CAGR to reach $15.7 billion by 2030, according to Grandview Research. This market is being driven in part by the rise in the aging adult population in North America and Europe, with consumers increasingly using brain health supplements to prevent or treat mental conditions such as memory loss or dementia, or to improve mental cognition, energy and focus.

Americans consume unhealthy energy shots and drinks every day, with this alone generating over $12.5 billion per year in industry sales. Within this growing market, UBN is advancing its position to meet rising consumer demand for healthy options backed by research studies. Our KETONOMICS® proprietary formulations have been proven to naturally elevate brain energy and function, including memory, cognition and focus.

Our UBN RELIEF product for migraine suffers also address a huge market opportunity, with an estimated 39 million people suffering from migraine headaches in the U.S. and 1 billion worldwide, according to the American Migraine Foundation.

We anticipate launching a gut health gel pack. The new gut health product will allow us to address a large and expanding global gut health market that is growing at a 7.9% CAGR to reach nearly $72 billion by 2027, according to Fortune Business Insights. Our gut health (the balance between helpful and harmful bacteria and yeast in the digestive system) products are in the early stages of design and development and we have not begun development of any gut health products yet, nor do we have any data that supports that our anticipated formulations will improve gut health.

Go-to-Market Strategy

Our approach to the market has been to implement a multi-channel marketing strategy that includes major eCommerce websites, distributors, white and private label, direct-to-consumer, influencer and affiliate programs, and traditional retail marketplaces.

As a key part of our multi-channel strategy, Amazon.com has been generating strong sales, particularly with its popular ‘Subscribe & Save’ option helping to further expand our recurring revenue stream. Amazon complements our director-to-consumer channel on our BergaMet and UBN websites that offer a subscription-based option. Last year our Citrus Bergamot SuperFruit formulations also became available for purchased on Walmart.com.

In the third quarter of 2022, we launched our premium Citrus Bergamot SuperFruit heart health supplement, BergaMet PRO+, on Fullscript.com, the nation’s leading care delivery platform for integrative medicine. This made BergaMet PRO+ available to the more than 70,000 healthcare professionals and their more than 5 million patients on the Fullscript care platform.

The Fullscript launch followed the entry of our natural formulations for brain health into the retail marketplace through Natural Grocers stores nationwide. Natural Grocers is the nation's largest family-operated organic and natural grocery retailer. The retailer also provides extensive free nutrition education programs that help consumers make informed nutritional health choices. The initial two products sold by Natural Grocers where our Ultimate Brain Nutrients (UBN) ACTIVATE and UBN RELIEF.

Influencer Program

We introduced our influencer program in the Fall of 2021 as a cost-effective and efficient way to expand our sales, brand awareness and market share. According to the social commerce platform Poshmark, about 41% of consumers discover new brands from influencers and 33% through social media marketing.

We believe our influencer program is ideally suited for influencers who have more than 500,000 followers in the health and wellness, sports and healthcare markets, and particularly those who would like to enhance their personal brand with unlimited revenue potential. Through this program, qualified influencers can easily introduce their own personally branded nutraceutical products, with Healthy Extracts providing the backend of product development, manufacturing, distribution, order fulfillment and customer service.

As our first major influencer under this program, we teamed with popular fitness coach and entrepreneur, Whitney Johns. Whitney is an accomplished fitness athlete, model, personal trainer and nutrition advocate who has garnerd more than a million followers across Instagram, Facebook, TikTok, Twitter, and YouTube. Some of her popularity is due to her personalized diet and fitness program, Find Your Fit with Whit, which helps individuals from all walks of life achieve their personal nutritional and fitness goals. We entered into a Private Label Agreement with her on October 11, 2021, pursuant to which we granted her the exclusive right to private label our products in the field of female fitness. The agreement is for three years and was subsequently verbally amended for us to pay her a flat monthly fee of $4,000 instead of the sales and volume-based compensation model in the original agreement. The verbal amendment will be in place until otherwise agreed between the parties.

Whitney Johns’ new product line of brain, physical performance and women’s hormone health products are based upon our proven all-natural Citrus Bergamot SuperFruit and Ultimate Brain Nutrients formulations. This means they are also vegan-friendly, non-GMO, gluten-free and organic, and made in a certified U.S. facility. Moreover, they are supported by our extensive catalog of published clinical research, which helps influencers like Whitney to provide their full-throated endorsement of our proprietary formulations.

The first Whitney products have included Whitney Johns Nutrition BRAIN ACTIVATE (in powder and gel format), ACTIVE for enhanced physical performance, and WOMEN’S HORMONE SUPPORT. These products are available from whitneyjohns.com as well as on Whitney’s Amazon.com store, with both channels offering subscription options.

WHITNEY JOHNS™ NUTRITION

WHITNEY JOHNS
BRAIN ACTIVATE
FOCUS • MOOD • MEMORY •
COGNITION • BRAIN HEALTH
ZERO CAFFEINE
ZERO SUGAR
LASTS UP TO 8 HOURS

BRAIN ACTIVATE (powder)

Supports focus, memory, cognition, mood and brain health.

WHITNEY JOHNS
ACTIVE
PERFORMANCE • RECOVERY •
ENDURANCE • VO2 MAX •
WEIGHT MANAGEMENT
CITRUS BERGAMOT SUPERFRUIT™
600 mg

ACTIVE (tablet)

Improves physical performance, recovery, endurance, and oxygen consumption (VO2 max).

WHITNEY JOHNS
HORMONE SUPPORT
HORMONE BALANCE • ENERGY • MOOD •
AIDS IN METABOLIZING FAT • LIBIDO
CITRUS BERGAMOT SUPERFRUIT™
600 mg

WOMEN'S HORMONE SUPPORT (tablet)

For hormone balance, energy, mood, libido and aids in metabolizing fat, & is a strong anti-inflammatory.

WHITNEY JOHNS
NUTRITION
WOMEN'S
CITRUS BERGAMOT
CITRUS BERGAMOT BPF GOLD
Patented Extraction Process
1,200 MG PER DAY
Dietary Supplement | 90 Tablets

WOMEN'S CITRUS BERGAMOT (tablet)

18 key ingredients, including powerful antioxidant & healthy inflammatory properties. It also supports energy & cardiovascular health.

Future Growth Drivers

New Sales Channels and Product Launches

In order to drive continued sales growth and leverage our growing customer base, we are planning to expand our product portfolio to include supplements that support gut health as well as introduce more products in gel-pack format. We anticipate this to include a new Whitney Johns gut health gel-pack as well as a new gel pack option for our Ultimate Brain Nutrients RELIEF.

We plan to further expand our sales channels as well as our portfolio of natural formulations for heart and brain health and other indications.

Strategic Acquisitions

The market for nutraceutical products is highly fragmented, which create many acquisition opportunities. As part of our primary mission, we will continue to evaluate potential acquisition opportunities that could expand our product portfolio and benefit from our marketing strength and multi-channel distribution.

We anticipate that the greater financial and operational strength afforded by the aforementioned planned acquisitions of Hyperion and OPM will better enable us to make future strategic complementary acquisitions.

Patents and Intellectual Property Rights

We have filed formulation patent applications related to general brain health as well as patents particularly focused on migraine headaches. The platform includes general utility patents with additional disclosure of methods of manufacture as indicated below. Categories of ingredients are listed in both the independent (standalone) and the dependent (successor claims with specifics, variations and limitations) claims. “Comprising” language is utilized wherever it is allowed by the U.S. Patent and Trademark Office (PTO) whereby the patented formulation includes but is not limited to the elements listed in the claim. Markush groups and claims are used so that categories can include alternative ingredients from a selected group that share structural similarities or common functions. Expiration dates for issued patents are listed and expiration for pending patents will be 17 years after the date of issuance.

Prophylaxis and Mitigation of Migraine Headaches Using Medium Chain Triglycerides, Ketone Ester, and Other Ketogenic Sources. Filed January 10, 2018 (PTO Application No. 15/743,448); pending approval. “Parent Patent” related to migraine headaches and covers the methods of reducing frequency of migraine onset and symptoms as well as augmenting the effects of pharmaceutical and non-pharmaceutical inventions. Includes techniques of providing adequate levels of dietary ketogenic MCT. The invention provides a mixture of caprylic and capric acids; these triglycerides may either be enriched or purified with coconut oil. Relates to Activate product line.

Prophylaxis and Mitigation of Migraine Headaches Using Medium Chain Triglycerides, Ketone Ester, and Other Ketogenic Sources. Filed April 22, 2019 (PTO Application No. 16/501,502); pending approval. “Divisional” filing from the “Parent” to address restriction requirements and identifies additional distinct claims. Relates to preventing, arresting or reducing the frequency and severity of a migraine headache. Additional filing September 30, 2020 (PTO Application No. 17/011/650); pending approval. This composition is comprised of a dietary ketone wherein this unique ingredient is designed to address migraines with disclosure of a related method of manufacture. The supplement manufacturing method also contains ketogenic MCT in combination with a pharmaceutical agent. Relates to the Activate product line.

Compositions of Medium Chain Triglycerides and Plant-Based Nutrients for Brain Health. Filed December 19, 2018 (PTO Application No. 16/350,663); response to PTO comments September 9, 2019; written amendment acknowledged; pending approval. Relates to enhancement of metabolic energy pathways to improve attention, cognition, memory, analytical and executive functions. Formulation categories include medium chain triglycerides (MCT), polyphenol-rich phytonutrients, brain carotenoid antioxidants, dietary vitamins and minerals and miscellaneous nutrients. Relates to Activate and BergaMet product lines.

Compositions of Ketogenic Sources, Micronutrients and Phytochemicals for Prophylaxis and Mitigation of Migraine Headache. Patent issued December 10, 2019 (Patent No. 10,500,182). Expiration December 10, 2036. This “Continuation-in-Part” filing from the “Parent” repeats a portion of the original specifications but adds subject matter not previously disclosed. Relates to preventing, arresting or reducing the frequency and severity of a migraine with disclosure of the method of manufacture. The comprehensive composition of categories includes ketogenic sources, phytonutrients, vitamins, mineral co-factors, antioxidants and miscellaneous nutrients. Relates to the Activate product line.

Compositions of Ketogenic Agents, Cannabinoids, Plant-Derived Substances and Micronutrients. Patent issued February 9, 2021 (U.S. Patent No. 10,912,758). Expiration February 9, 2038. Relates to modulation of metabolic pathways to benefit human performance, endurance and cardiometabolic health as well as improving cognition, executive function and women’s health. Formulation categories include ketogenic agents, cannabinoids, polyphenols, dietary nutrients, antioxidants and mineral co-factors. Relates to Activate and BergaMet product lines. Contains ability to include hemp-derived cannabinoids in unique product formulations whenever allowable under federal law.

Qualified Health Claim (QHC)

We filed a QHC petition for Fuel for migraine health with the Center for Food Safety and Nutrition of the U.S. Food and Drug Administration (FDA) in July 2019. The preponderance of third-party scientific evidence to support the claim has been submitted. The FDA acknowledged that our petition met the requirements under 21 CFR 101.70 and was submitted in the proper legal format. In light of increased administrative burdens from the COVID-19 pandemic, the FDA has requested extended decision delays to which we agreed. A final decision is now expected before the end of 2023.

Trademark

A trademark owned by us that supports the entire brain health product platform is: KETONOMICS. The trademark received registration approval April 29, 2014 (Registration Number 4523135) and will not expire while it is in commercial use. This Service Mark has broad application in the “Goods and Services” category and covers: “Medical and scientific research in the field of brain metabolism and physiological metabolism; Product development in the field of brain metabolism and physiological metabolism; Research and development and consultation related thereto in the field of brain metabolism and physiological metabolism; Research and development of new products; Scientific research consulting in the field of brain metabolism and physiological metabolism.”

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S.

The competitive landscape is similar to other supplements. Our higher percentage of BPF Gold 47% distinguishes us as a high-quality competitor. We promote our products consistently with online marketing.

Our key competitor is Ortho Molecular, who distributors through medical offices. We are priced similarly to their product.  They sell a 38% BPF.

Our key competitors on digital marketing and Amazon are Doublewood, Secrets, Naomi, and Jarrow. Doublewood, Jarrow, and Naomi are priced higher or similar. Secrets uses a lower quality citrus bergamot and are considered a price and low-quality competitor. We intend to distinguish ourselves from these competitors through better digital marketing and brand loyalty.

The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. Such products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing and internet sales).

The nutritional supplement industry is highly competitive, and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the total number or size of our competitors. The nutritional supplement industry has undergone some consolidation in the recent past and we expect that trend may continue in the near term.

We have high gross margin categories, with our gross margin ranging from 60% to 80%, depending on product and market channel.

Based upon our exclusive U.S. and Canadian licensing and manufacturing agreement with Gelteq, we believe we are able to offer a gel-pack delivery system that our competition in North America cannot provide. Gelteq is a customizable platform for supplement delivery, in that each gel formulation is tailored to solve a particular problem and deliver a specific outcome.

As the exclusive North American provider of H&AD’s Citrus Bergamot SuperFruit, our heart and immune products have several advantages. For example, our BergaMet PRO+ product has 47% BPF Gold potency as compared to the closest competitor at only 38% BPF. BPF is comprised of five key polyphenols (Naringin, Neohesperidin, Brutieridin, Melitidin, and Neoeriocitrin). These five polyphenols are known to increase the product’s effectiveness, and thus its existence is viewed as a positive factor in its efficacy.

Backed by published research, our citrus bergamot has been shown to support heart health, support immune response, and address metabolic syndrome.

In January 2022, the World Journal of Advanced Research and Reviews published the results of a clinical study which showed that taking a daily serving of UBN RELIEF for 60 days can naturally reduce or alleviate neurological discomfort. It was also shown to improve cognitive function, sleep satisfaction and overall quality of life.

Employees

On the Healthy Extracts holding company level, are employees are comprised of our officers. Our BergaMet subsidiary has two employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers.

We anticipate all of our employees will continue to work for us for the foreseeable future. We plan to hire appropriate personnel on an as-needed basis and utilize the services of independent contractors as needed.

We anticipate that our planned acquisition of Hyperion and OPM will add approximately 14 employees, which will continue to work out of their existing facilities in Lexington, Virginia.

Governmental Controls, Approval and Licensing Requirements

Our products have not been evaluated by the U.S. Food and Drug Administration (FDA) or any similar regulatory body for safety and efficacy.

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

All of the nutritional supplement products that we plan to sell are classified as dietary supplements. The FDA’s revision of nutrition labeling requirements also affects the nutrition labeling of certain dietary supplements. Our affected manufacturers may have revised labels on some of their dietary supplements to comply with the new requirements. Our manufacturers review our labels prior to each product run to assure compliance. Moreover, these manufacturers may need to reformulate their products to maintain eligibility for certain marketing claims.

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

As required by Section 113(b) of the Food Safety Modernization Act, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. Industry strongly objected to several aspects of the draft guidance. In 2016, the FDA issued revised draft guidance on what constitutes an NDI and NDI notification requirements. Regardless of whether the FDA finalizes this draft guidance, the FDA has recently acted more aggressively to remove ingredients from the market that the FDA views as unlawful dietary ingredients. This trend, if it continues, may limit the dietary supplement market. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress. We are very careful to assure all of the ingredients we utilized are not a “new NDI” and meets the FDA draft guidance.

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

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, that claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the first warning letter we received from the FDA, and we are awaiting their response.

Currently, our products are only distributed in the United States. If we distribute products in Canada or elsewhere in the future, we will go through the appropriate approval process.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

Any investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risk factors related to our business described below, together with the other information and financial statements contained in this prospectus, before you decide to buy our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If one or more of these risks actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Risk Factors Related to our Business

We rely on a single supplier relationship for licensing and manufacturing, and the termination of that agreement could have material effect on the cost of our products and the manufacturing of our finished goods.

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq Pty Ltd, a developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. Through this agreement we secured the exclusive rights to use Gelteq’s gelification process in the U.S. and Canada for the development and marketing of natural ingestible gels that contain our Citrus Bergamot or UBN ingredients. In the event either party terminates that agreement, our ability to obtain and manufacture our products will be interrupted, and we may not be able to find a replacement at the same cost.

We have a limited operating history in our current business, we are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 19, 2014, but we have changed our business focus with the acquisition of BergaMet in 2019 and UBN in 2020.  We have not fully developed our current business operations and have not yet to generate significant revenue from such operations.  Our ability to continue as a going concern is dependent upon our ability to further establish and then grow our business and to obtain adequate financing in order to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2022, was ($15,926,742). Based on our cash position of $65,651 as of December 31, 2022, we will need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

Our ability to achieve profitability and positive cash flow in the future is dependent upon our ability to attract new customers who will buy our nutritional supplement products and services, and our ability to generate sufficient revenue through the sale of those products and services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses that may exceed revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event we cannot generate sufficient revenues and/or secure additional financing, we may be forced to cease operations.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative. In addition, the vitamin, mineral and supplement market is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. While we predict that the overall vitamin, mineral and supplement market will continue to grow, it is difficult to predict the future growth rates, if any, to the size of our market. We cannot assure you that our market will continue to develop, that the public’s interest in personalized health and wellness will continue, or that our products and services will become widely adopted. If our market does not further develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve market acceptance, our business, financial condition, and operating results could be adversely affected.

We are highly dependent upon consumers’ perception of the safety and quality of our products and if we fail to maintain adequate quality standards for our products and services, or if our products become subject to regulatory investigations, our business may be adversely affected and our reputation harmed.

Our products, including nutritional supplements, may contain defects or may not perform as intended. These defects could result in a product recall, market withdrawal, negative publicity or other events that would result in harm to our reputation, loss of customers or revenue, health and safety issues for our customers, product liability claims, refunds, order cancellations, or lack of market acceptance of our products and services. Any such defects, errors, or vulnerabilities would require us to take remedial action, which could require us to allocate significant research and development and customer support resources to address any such problems. Further, if we make acquisitions, we may encounter difficulties in integrating acquired technologies into our services and in augmenting those technologies to meet the quality standards that are consistent with our brand and reputation.

Our agreements with customers, distribution partners, and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred in connection with any such defects or errors of our products or services, or other liabilities relating to or arising from our products or services. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to such claims. In addition, although we carry general liability insurance, our insurance against this liability may not be adequate to cover a potential claim, and such coverage may not be available to us on acceptable terms, or at all. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party, our reputation, or demand for our platform. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Negative public perception may also arise from regulatory actions or investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or adverse public reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, questioning the benefits of nutritional supplements in general, or our products specifically, or claiming that such products do not perform as marketed, labeled and advertised, could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products as directed and the content of such public reports and other media attention may be beyond our control. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

Our success depends on our ability to maintain the value and reputation of our brands.

We believe that our customers associate our name with quality products and services and that the strength of our brands is important to attracting and retaining customers. We rely on our trusted brands to differentiate our products and services from those of our competitors in a crowded and saturated market for nutritional supplements. Maintaining, protecting, and enhancing our brands depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content and support. We believe that the importance of our brands will increase as competition further intensifies. Accordingly, brand promotion activities aimed at bolstering our brands may require substantial expenditures. Our brands could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Our brands could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Our brands could also be harmed if any of our influencers receive negative publicity, or if our products and services do not perform as intended.

We may fail to attract, acquire or retain customers at our current or anticipated future growth rate, or may fail to do so in a cost-effective manner, which would adversely affect our business, financial condition and results of operations.

Our continued growth depends, in part, on our ability to attract, acquire and retain customers in a cost-effective manner. Numerous factors, however, may impede our ability to attract, acquire or retain customers, including our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to educate customers and health professionals about the benefits of our products, our failure to develop or expand relationships with our suppliers, our inability to convert initial adoption into ongoing recurring revenue and our failure to provide customer support once products are delivered.

We rely on internet search engines, lead generators, and social networking sites to help drive traffic to our website and the sale of our products, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic and product sales would decline and our business would be adversely affected.

We depend in part on internet search engines (such as Google), lead generators, and social networking sites (such as Facebook) to drive traffic to our website and the sale of our products. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if sites refuse to display any or all of our products in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through internet search engines, lead generators, or social networking sites could harm our business and operating results.

Our success depends, in part, on our existing customers continuing to purchase our products. Our customers have no obligation to purchase our products, and in the normal course of business, some customers may decide to purchase less or none of our products. If we acquire fewer customers than expected, or fewer customers purchase our existing products or try our new products, then our business, financial condition and results of operations may be adversely affected. Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our social media presence, to attract and retain customers.

Our business success depends on our ability to attract and retain customers. Our ability to attract and retain customers depends significantly on the effectiveness of our advertising and marketing practices. From time-to-time, we use the success stories of our customers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Any actions taken by these individuals that harm their personal reputation or image, or their decision to stop using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with customers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain customers. If our advertising and marketing campaigns do not generate a sufficient number of customers, our business, financial condition and results of operations will be adversely affected.

If we are unable to anticipate customer preferences and successfully develop new and innovative products in a timely manner or effectively manage the introduction of new or enhanced products, then our business may be adversely affected.

Part of our success is our ability to innovate and introduce new products focused on our consumer demands. To maintain our success and increase our customer base, we must continue to develop products with differentiated benefits and anticipate and react to changing health professional and consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced products in a timely manner, or our new or enhanced products are not accepted by our customers, then our competitors may introduce competitive products faster than us, which could negatively affect our rate of growth. Moreover, our new products may not receive customer acceptance because preferences could shift rapidly to alternative nutritional supplements, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower sales, pricing pressure, lower gross margins, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality product offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins.

If we are unable to sustain pricing levels for our products, our business could be adversely affected.

The prices for our nutritional supplement products reflect their high quality, safety and benefits. If we are unable to sustain pricing levels for our products, whether due to competitive pressure or otherwise, then our gross profits could be reduced. Further, our decisions regarding the development of new products are based on assumptions about future pricing. If there is price compression in the market after these decisions are made, then it could lower our gross profits and have a negative effect on our results of operations.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to gain sufficient market share to sustain profitability.

Numerous manufacturers and distributors compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in our distribution channels or the vitamin, mineral supplement market. Increased competition in either or both could have a material adverse effect on us.

Adverse economic conditions may harm our business.

Our business depends on global economic conditions. Unstable market conditions make it difficult for our clients and us to accurately forecast and plan future business activities, and could cause our customers to reduce or delay their spending with us. Economic downturns or unstable market conditions may cause customers to decrease their budgets, which could reduce spend on our products and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.

Generally, the United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Eurozone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit. We have operations, as well as current and potential new customers, throughout the United Kingdom and most of Europe. If economic conditions in the United Kingdom and Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Overall tightening of the labor market, increases in labor costs or any possible labor unrest may adversely affect our business and results of operations.

Our business, particularly the manufacturing of our products, requires a substantial number of personnel. Any failure to retain stable and dedicated labor by us may lead to disruption to our business operations, including the manufacturing of our products. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market. We have experienced, and expect to continue to experience, increases in labor costs due to increases in salary, social benefits and employee headcount. We compete with other companies in our industry and other labor-intensive industries for labor, and we may not be able to offer competitive remuneration and benefits compared to them. If we are unable to manage and control our labor costs, our business, financial condition and results of operations may be materially and adversely affected.

Our operating results could be adversely affected if we are unable to accurately forecast customer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the products and services of our competitors, widespread acceptance of personalized health recommendations and nutritional supplements, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

We acquire ingredients for our products from foreign suppliers and may be negatively affected by the risks associated with international trade and importation issues.

We acquire ingredients for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, health epidemics affecting the region of such suppliers (including the COVID-19 pandemic), nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations (particularly as it relates to the tariffs currently imposed on certain products originating from China). While we inspect 100% of the lots received from third party suppliers, we cannot assure you that raw materials received from suppliers or finished products from manufacturers outside of the United States will conform to all specifications, laws and regulations or our internal standards. There have in the past been quality and safety issues in our industry with certain items imported from overseas. We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.

Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.

Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. Continued volatility in the prices of the core ingredients and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

We do not use hedges or forward pricing for availability of any core ingredients. As such, any material upward movement in core ingredient pricing could negatively impact our margins if we are not able to pass these costs on to our consumers, or our sales if we are forced to increase its prices. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, financial condition and results of operations.

Certain of our core ingredient contracts have minimum volume commitments that could require purchases without matching revenues during weaker sales periods. Future core ingredient prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

A disruption in the service, a significant increase in the cost of our primary delivery and shipping services for our products or a significant disruption at shipping ports could adversely affect our business.

We use a variety of shipping services for delivery of our products to users and brick-and-mortar and online retail partners, including air carriers and ocean shipping services. We have experienced and could continue to experience increased congestion and new import and export restrictions implemented at ports on which we rely for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs, to run our supply chain.

In the event of any significant interruption in service by shipping providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products in a timely and cost-efficient manner. As a result, we could experience delays, increased shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. For example, at times during the COVID-19 pandemic, shipping of our products has been delayed, which has inconvenienced our users and brick-and-mortar and online retail partners. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our results of operations could be adversely affected.

In particular, we are dependent upon major shipping companies, including FedEx, for the shipment of our products to and from our third-party logistics partner facilities. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our users and brick-and-mortar and online retail partners. Increases in our shipping costs may adversely affect our financial results if we are unable to pass on these higher costs to our users or brick-and-mortar and online retail partners.

We will require additional financing in the future, and we can provide no assurance that such funding will be available on terms that are acceptable to us, or at all.

We will require additional financing in the future in order to grow our business, and are faced with the risk that funding will be unavailable in sufficient amounts or on terms acceptable to us, if at all, when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to make capital expenditures, declare dividends, or otherwise conduct our business. If we are unable to obtain any funding we need on a timely basis, we may be required to significantly curtail, delay or discontinue research or development of new products, the commercialization of our products or expansion into new geographies, which could materially affect our business, financial condition, and results of operations.

Our competitors may develop nutritional supplement products that are less expensive, safer or otherwise more appealing, which may diminish or eliminate the commercial success of any potential product that we may commercialize.

If our competitors’ market nutritional supplement products that are less expensive, safer or otherwise more appealing than our current and potential products, or that reach the market before our current and potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations, and cash flows. Our competitors may:

•develop and market products that are less expensive, safer, or otherwise more appealing than our products;

•commercialize competing products before we or our partners can launch our products; and

•initiate or withstand substantial price competition more successfully than we can.

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

Our controlling stockholders have significant influence over us.

Our officers and directors currently own stock representing approximately 10% of our outstanding Common Stock. However, when combined with the shares held by our controlling shareholder, Jay Decker, such persons collectively hold approximately 63% of our outstanding Common Stock. In addition, Mr. Decker’s two adult sons collectively own an additional 14% of our outstanding Common Stock.  As a result, such individuals will possess a significant influence over our affairs and may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could materially and adversely affect the market price of our common stock. Our minority shareholders will be unable to affect the outcome of stockholder voting as long as our officers and directors retain a controlling interest.

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

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value.  Our pending acquisitions of Hyperion and OPM are examples of this strategy.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

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

As of December 31, 2021, we had over $1.9 million in inventory, after writing off over $400,000 in citrus bergamot bulk extract inventory for the year. We believe this is the only product in our inventory that has a material risk of spoilage. The amount of our inventory exceeds our revenues for the year ended December 31, 2021. As of December 31, 2022, we had over $1.8 million in inventory, and we wrote off approximately $97,000 in inventory in 2022. Our inventory could spoil or be damaged, or we could never sell it, affecting the assets on our balance sheet as well as our future profitability. Our build-up in inventory peaked at the end of 2020 and we have been able to continue to reduce our inventory through increased sales. We do not anticipate any further inventory write-offs. This pattern will continue and will require us to start to purchase more of the BPF raw material in the next 2 to 3 years.

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

We received and responded to a warning letter from the FDA.

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, that claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the first warning letter we received from the FDA, and we are awaiting their response.

There can be no assurance that the FDA will not pursue this action further. If the FDA were to pursue this action, we may have to cease selling our Cholesterol Command product. Any action brought by the FDA would have a material adverse effect on our sales and operations.

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

We are highly dependent on the principal members of our management team, including our President, Kevin “Duke” Pitts, and our Chief Financial Officer, Robert Madden. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced technical or programing personnel could have a material adverse effect on our financial condition and results of operations.

Other companies may claim that we have infringed upon their intellectual property or proprietary rights.

We do not believe that our products and services violate third-party intellectual property rights; however, we have not had an independent party conduct a study of possible patent infringements. Nevertheless, we cannot guarantee that claims relating to violation of such rights will not be asserted by third parties. If any of our products or services are found to violate third-

party intellectual property rights, we may be required to expend significant funds to re-engineer or cause to be re-engineered one or more of those products or services to avoid infringement, or seek to obtain licenses from third parties to continue offering our products and services without substantial re-engineering, and such efforts may not be successful.

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

As a part of our business strategy, we have made and expect to continue to make acquisitions. These acquisitions could disrupt our operations and harm our operating results.

An element of our strategy includes expanding our product offerings and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

 • any acquisition may result in significant expenditures of cash, stock and/or management resources,

 • acquired businesses may not perform in accordance with expectations,

 • we may encounter difficulties and costs with the integration of the acquired businesses,

 • management’s attention may be diverted from other aspects of our business,

 • we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,

 • we may lose key employees of acquired or existing businesses,

 • we may incur liabilities and claims arising out of acquired businesses,

 • we may be unable to obtain financing, and

 • we may incur indebtedness or issue additional capital stock, which could be dilutive to holders of our common stock.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

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

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Risks Related to our Acquisition and Integration of Hyperion, L.L.C. and

Online Publishing & Marketing, LLC

We have incurred and expect to incur substantial costs related to the acquisition of Hyperion and OPM and subsequent integration efforts.

We have incurred and expect to incur a number of non-recurring costs associated with our acquisition of Hyperion and OPM. These costs include legal, accounting, consulting and other advisory fees, closing, integration and other related costs.

In addition, upon closing of the acquisitions, we will pay to the selling parties $1.75 million in cash and execute promissory notes in the aggregate principal amount of $1.3 million. These obligations may have a negative impact on our operating results.

After the acquisition of Hyperion and OPM, integration may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the underlying acquisition.

The anticipated benefits of our pending acquisition of Hyperion and OPM, including product candidate diversification and revenue growth, may not be realized fully or at all or may take longer to commercialize than expected and integration may result in additional and unforeseen expenses. An inability to realize the full extent of the anticipated benefits, as well as any delays encountered in the integration process, could have an adverse effect upon our operating results.

In addition, we and Hyperion and OPM will have operated independently prior to the completion of the acquisition. It is possible that the now-active integration process could result in the loss of one or more key employees, including employees of Hyperion and OPM, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on our business and operations during this transition period and for an undetermined period.

We may not have discovered certain liabilities or other matters related to Hyperion and OPM, which may adversely affect the future financial performance of the combined company.

In the course of the due diligence review that we conducted prior to the execution of the Acquisition Agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of Hyperion and OPM or other factors that may have an adverse effect on the business, results of operations, financial condition, and cash flows of the combined company.

Our estimates and judgments related to the acquisition accounting methods used to record the purchase price allocation related to the merger may be inaccurate.

With respect to our proposed acquisition of Hyperion and OPM (and other acquisitions we may undertake in the future), our management will make significant accounting judgments and estimates related to the application of acquisition accounting of the acquisition under GAAP, as well as the underlying valuation models. Our business, operating results, and financial condition could be materially adversely impacted in future periods if the accounting judgments and estimates prove to be inaccurate.

We may not satisfy all of the closing conditions to complete the acquisition of Hyperion and OPM.

The completion of the acquisitions is subject to the following material closing conditions, and there can be no assurance that the transactions will be completed as described:

•we will have entered into a new lease agreement for at least a twelve-month period at the current Hyperion and OPM locations;

•a key employee of Hyperion and OPM will have entered into a consulting agreement with us;

•our independent auditor will have completed an audit of the financial statements of Hyperion and OPM;

•we will have closed on one or more rounds of financing for an aggregate amount of no less than $4,000,000, of which at least $250,000 will be from selling parties to the transaction; and

•we will have commenced trading, or been approved to commence trading, on either the Nasdaq or the NYSE American Exchange.

In the event we do not complete the transactions, we will have incurred a substantial amount of fees and expenses without adding any value or benefit.

Existing stockholders will experience additional dilution from the issuance of our Common Stock to complete the Hyperion and OPM acquisitions.

If we close on the acquisitions of Hyperion and OPM, we will issue $1,250,000 worth of our common stock to the selling parties. The number of shares will be determined at the time of the closing, based on a 30% premium to the price paid per share of common stock in this offering, but in no event more than ninety percent (90%) of the volume weighted average price for our common stock for the ninety (90) trading days up to and including the trading day immediately before the day the price is finally determined for securities sold in this offering. The issuance of our Common Stock to close the acquisitions will have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline.

Risk Factors Related to Our Securities Generally

The market prices and trading volume of our shares of Common Stock may experience rapid and substantial price volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of shares of Common Stock of other small publicly traded companies with a limited number of shares available to purchasers, have experienced rapid and substantial price volatility unrelated to the financial performance of those companies.

Similarly, shares of our Common Stock may experience similar rapid and substantial price volatility unrelated to our financial performance, which could cause purchasers of our Common Stock to incur substantial losses, which may be unpredictable and not bear any relationship to our business and financial performance. Extreme fluctuations in the market price of our Common Stock may occur in response to strong and atypical retail investor interest, including on social media and online forums, the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our Common Stock and our other securities, access to margin debt, trading in options and other derivatives on our shares of Common Stock and any related hedging and other trading factors:

If there is extreme market volatility and trading patterns in our Common Stock, it may create several risks for investors, including the following:

•the market price of our Common Stock may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals;

•if our future market capitalization reflects trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses as prices decline once the level of market volatility has abated;

•if the future market price of our Common Stock declines, purchasers of shares of Common Stock may be unable to resell such shares at or above the price at which they acquired them. We cannot assure such purchasers that the market of our Common Stock will not fluctuate or decline significantly in the future, in which case investors could incur substantial losses.

Further, we may incur rapid and substantial increases or decreases in our Common Stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

•actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;

•our current inability to pay dividends or other distributions;

•publication of research reports by analysts or others about us or the industry in which we operate, including the nutraceutical industry which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;

•changes in market valuations of similar companies;

•market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;

•additions or departures of key personnel;

•actions by institutional or significant stockholders;

•short interest in our Common Stock or our other securities and the market response to such short interest;

•the dramatic increase in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;

•speculation in the press or investment community about our company or industries in which we operate;

•strategic actions by us or our competitors, such as acquisitions or other investments;

•legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the FDA;

•investigations, proceedings, or litigation that involve or affect us;

•the occurrence of any of the other risk factors included in this registration statement of which this prospectus forms a part; and

•general market and economic conditions.

The Nasdaq Stock Market LLC may delist our Common Stock from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In the event that our Nasdaq initial listing application for our Common Stock is approved, should we fail to satisfy the continued listing requirements for remaining listed on Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, The Nasdaq Stock Market LLC may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with such listing requirements.

If we cannot maintain the listing of our Common Stock for trading on Nasdaq, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our Common Stock;

•reduced liquidity for our Common Stock;

•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Stock;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional Common Stock or obtain additional financing in the future.

Even if the reverse stock split of our outstanding shares of Common Stock currently achieves the requisite increase in the market price of our Common Stock for listing of our Common Stock on Nasdaq, we cannot assure you that the market price of our Common Stock will remain high enough for such reverse split to have the intended effect of complying with Nasdaq’s minimum bid price requirement.

In connection with the initial listing of our Common Stock on Nasdaq, we expect to effect a reverse stock split of our Common Stock at the ratio we believe necessary to allow us to obtain Nasdaq approval of our initial listing application to list our Common Stock on Nasdaq. Even if such reverse stock split achieves the requisite increase in the market price of our Common Stock for listing of our common stock on Nasdaq, there can be no assurance that the market price of our Common Stock following such reverse stock split will remain at the level required for continuing compliance with such requirements. It is not uncommon for the market price of a company’s Common Stock to decline in the period following a reverse stock split. If the market price of our Common Stock declines following the effectuation of such reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our Common Stock outstanding, such as negative financial or operational results, could adversely affect the market price of our Common Stock and thus jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement.

If we are unable to satisfy these requirements or standards, we would not be able to meet Nasdaq’s initial listing requirements. We can provide no assurance that any such action taken by us would allow our Common Stock to be listed on Nasdaq, stabilize the market price or improve the liquidity of our common stock, prevent the price of our Common Stock from dropping below Nasdaq’s minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

The anticipated reverse stock split to be effected by us may decrease the liquidity of the shares of our Common Stock.

The liquidity of the shares of our Common Stock may be affected adversely by a reverse stock split to be effected by us given the reduced number of shares of our Common Stock that will be outstanding following such reverse stock split, especially if the market price of our Common Stock does not increase as a result of such reverse stock split. In addition, such reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares of Common Stock and greater difficulty effecting such sales.

Following such anticipated reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our Common Stock to drop significantly, even if our business is performing well.

As a result of the initial listing of our Common Stock on Nasdaq sales of a substantial number of shares of our Common Stock in the public market could occur at any time, subject to certain restrictions described below. All of the Shares will be freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”). These sales, or the perception in the market that holders of a large number of shares of our Common Stock intend to sell shares, could reduce the market price of our Common Stock. We have outstanding 345,172,442 shares of Common Stock, 165,191,947 of which may be resold in the public market immediately without restriction, and the rest of which may be sold pursuant to Rule 144. Also, we intend to register all shares of Common Stock that we may issue under our equity compensation plan on a registration statement on Form S-8. Upon such registration, such shares can be freely sold in the public market upon issuance, subject to the terms of applicable award agreements, volume limitations applicable to affiliates and the lock-up agreements described in the “Shares Eligible for Future Sale” section of this prospectus.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Common Stock, the price of our Common Stock could decline.

The trading market for our Common Stock may rely, in part, on the research and reports that industry or financial analysts publish about us or our business. If securities analysts do not commence coverage of us, the trading price of our Common Stock could decrease. Additionally, if one or more of the analysts covering our business downgrade their evaluations of our Common Stock, the price of our Common Stock could decline. If one or more of these analysts cease to cover our Common Stock, we could lose visibility in the market for our Common Stock, which in turn could cause our Common Stock price to decline.

Raising additional capital may cause dilution to our existing stockholders and restrict our operations.

We will likely seek to raise additional capital through a combination of public and private equity offerings, debt financings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or any of our product candidates, or grant licenses on terms unfavorable to us.

We will incur increased costs as a result of operating as a smaller reporting public company, and our management will be required to devote substantial time to new compliance initiatives.

As a smaller reporting public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this prospectus, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this prospectus.

Forward-looking statements contained in this prospectus include, but are not limited to, statements about the following:

•our estimates regarding the potential market opportunity for our products;

•our ability to identify and develop new product candidates;

•the anticipated benefits of our pending acquisition of Hyperion and OPM;

•our ability to identify, recruit and retain key personnel;

•our commercialization and marketing capabilities and strategy;

•the implementation of our business model, strategic plans for our business, product candidates and technology;

•the rate and degree of market acceptance and clinical utility of our product candidates, in general;

•our competitive position;

•our intellectual property position and our ability to protect and enforce our intellectual property;

•our financial performance;

•developments and projections relating to our competitors and our industry;

•our ability to obtain additional funding;

•our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;

•the impact of laws and regulations; and

•the impact that general economic conditions and the uncertainty of the U.S. and global economy, particularly the continuing COVID-19 pandemic, inflation in the U.S., globally supply chain disruptions and the sanctions imposed on Russia as a result of its invasion of Ukraine has had and will have on our industry, market, business and product candidates.

Forward-looking statements are subject to a number of significant risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this prospectus. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this prospectus. You should read this prospectus and the documents that we have filed as exhibits to the registration statement, of which this prospectus is a part, completely and with the understanding that our actual future results may be materially different from what we expect.

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

ITEM 2 – PROPERTIES

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities under an operating lease that expires in 2025. Prior to February 4, 2022, we leased a warehouse facility on a month-to-month basis. Our rent obligations for 2023 through 2025 are as follows: 2023 - $68,042, 2024 - $70,883, and 2025 - $5,926. Total rent for the year ended December 31, 2022 was $63,745.

ITEM 3 – LEGAL PROCEEDINGS

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him or her from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, that claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the first warning letter we received from the FDA, and we are awaiting their response.

Other than as set forth above, we are not a party to or otherwise involved in any legal proceedings.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on an unsolicited basis on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “HYEX.” Our stock is piggyback qualified for broker-dealer quotations. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2022 and 2021, as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low

2023	First Quarter (through March 6, 2023)	$0.059	$.036

2022	Fourth Quarter	$0.070	$0.040
	Third Quarter	$0.071	$0.041
	Second Quarter	$0.076	$0.041
	First Quarter	$0.058	$0.031

2021	Fourth Quarter	$0.108	$0.040
	Third Quarter	$0.139	$0.060
	Second Quarter	$0.080	$0.052
	First Quarter	$0.120	$0.040

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

Holders

As of March 29, 2023, there were 345,172,442 shares of our common stock issued and outstanding and held by approximately 115 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any disclosure related to this item.

Recent Issuance of Unregistered Securities

Restricted Stock Units and Restricted Stock Awards

On December 26, 2022, we approved the Healthy Extracts, Inc. 2022 Equity Incentive Plan and set aside 52,000,000 shares of our common stock for issuance thereunder. On December 26, 2022, we approved a total of 159,700 Restricted Stock Units at $0.01 per share and 36,000,000 Restricted Stock Awards with a strike price of $0.00 to $0.01 to a total of sixteen (16) individuals.

The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation involved in the offerings, and the parties were either sophisticated or accredited.

ITEM 6 – RESERVED

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a platform for acquiring, developing, researching, patenting, marketing, and distributing plant-based nutraceuticals.  Our products have not been evaluated by the U.S. Food and Drug Administration (FDA) or any similar regulatory body for safety and efficacy. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health.

Guided by this mission, our first two acquisitions formed our current operating subsidiaries, Bergamet, which offers nutraceutical heart and immune health products, and UBN, which offers nutraceutical products for brain health.  Through published research, our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome.

On January 13, 2023, we entered into a definitive agreement to acquire nutraceutical manufacturer, Hyperion, and its digital marketing affiliate OPM. We intend to use a portion of the proceeds from this offering to fund this acquisition.  Hyperion products have been formulated to support brain, memory, vision, sinus and digestive health, as well as healthy sleep and aging. OPM provides online advertising and marketing for Hyperion as well as other companies in the health and wellness space. The closing of these two acquisitions is expected to occur following the completion of and using the proceeds from this Offering. We anticipate the acquisition of Hyperion and OPM to be transformative to our business, significantly strengthening our manufacturing, marketing and distribution capabilities, expanding our nutraceutical product portfolio, adding positive cash flow, and significantly increasing our annualized gross revenues. Revenues for Hyperion and OPM were over $10 million for the year ended December 31, 2022.

We expect the combination of these synergistic and accretive acquisitions to help accelerate our growth and expand our market reach. Our existing natural heart and brain health formulations are perfect for cross selling with Hyperion’s Green Valley Natural Solutions branded product line. Likewise, we see Green Valley sales benefiting from our established broad marketing channels, which includes subscription-based direct-to-consumer sales, national grocery stores, wholesale distribution, and a strong presence on Amazon.  We also anticipate that the greater financial and operational strength afforded by these two acquisitions to better enable us to make future strategic complementary acquisitions, including some of which we have identified and are currently evaluating.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2022 and 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2022, we have incurred accumulated net losses of $15,926,742. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2022 and 2021

Introduction

We had revenues of $2,251,469 for the year ended December 31, 2022, as compared to $1,676,598 for the year ended December 31, 2021, an increase of $574,871, or 34%. Our cost of revenue was $879,951 for the year ended December 31, 2022, as compared to $981,520 for the year ended December 31, 2021, a decrease of $101,568, or 10%.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase/ (Decrease)

Revenue	$2,251,469	$1,676,598	$574,871
Cost of Revenue	879,951	981,520	(101,568)

Operating expenses:
General and administrative	2,283,107	2,584,256	(301,148)
Total operating expenses	2,283,107	2,584,256	(301,148)

Net operating loss
Other income/(expense)	(71,531)	(97,945)	(26,414)

Net gain/(loss)	$(983,121)	$(1,987,122)	$(1,004,000)

Revenues

We had revenues of $2,251,469 and $1,676,598 for the years ended December 31, 2022 and 2021, respectively, an increase of $574,871, or 34%. The increase in revenues was mainly due to our increased focus on the Amazon marketplace. With the additional focus on Amazon marketplace along with adding their fulfillment program, we were able to increase sales through this channel by over $1 million from 2021 to 2022.

Cost of Revenue

Cost of revenue was $879,951 and $981,520 for the years ended December 31, 2022 and 2021, respectively, a decrease of $101,568, or 10, and consisted of wholesale product costs and packaging. Additionally, most of the variance was due to the increase in the cost of product merchandise sold during the year.  In 2022, most of our items sold had a higher cost due to manufacturing and shipping increases, an increase of $226,169.  But we also recognized a difference in inventory adjustment for the two years.  In 2022 our inventory adjustment was $96,811 compared to $424,548, a decrease of $327,737.  During 2021, we had some raw product that expired, and we wrote off those goods, while in 2022 we did not have any product expire.

General and Administrative

General and administrative expense was $2,283,107 and $2,584,256 for the years ended December 31, 2022 and 2021, a decrease of $301,148, or 12%. The decrease was related to the reduction in consulting and professional fees during 2022. In the year ended December 31, 2022, general and administrative expenses consisted mainly of consulting fees of $608,819, broker fees of $383,938, selling expenses of $595,318, accounting and legal fees of $145,062, and salaries and wages of $145,589. In the year ended December 31, 2021, general and administrative expenses consisted mainly of consulting of $1,010,902, selling expenses of $560,883, accounting and legal fees of $323,658, salary and wages of $147,938, and transfer agent and filing fees of $46,778.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $911,590 and $1,889,177 for the years ended December 31, 2022 and 2021, respectively, a reduction of $977,587, or 52%.

Other Income and Expense

Other income (expense) was $(71,531) and $(97,945) for the years ended December 31, 2022 and 2021, respectively, a decrease of $26,414, or 27%.

Net Gain/(Loss)

Our net gain (loss) for the year ended December 31, 2022 was $(983,121), or $0.00 per share, and our net gain (loss) for the ended December 31, 2021 was $(1,987,122), or $(0.01) per share, a decrease of $1,004,000, or 51%.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2022 and 2021, we had negative operating cash flows. Our cash on hand as of December 31, 2022 was $65,651. Our monthly cash flow burn rate in 2022 (not including inventory purchases) was approximately $28,000. Although we have strong short term cash needs, as our operating expenses increase, we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021	Change

Cash	$65,651	$222,098	$(156,447)
Total Current Assets	1,990,572	2,313,404	(322,832)
Total Assets	2,781,118	3,029,579	(248,461)
Total Current Liabilities	902,788	558,841	343,947
Total Liabilities	$902,788	$$558,841	$343,947

Our cash decreased by $156,447 as of December 31, 2022 as compared to December 31, 2021. Our total current assets decreased by $322,832 because of our decrease in cash, as well as accounts receivable and inventory. Our total assets decreased by $74,371, despite our decrease in current assets, as a result of our increase in prepaid acquisition costs, deposits, and fixed assets (net of accumulated depreciation).

Our current and total liabilities increased by $343,947, from $558,841 as of December 31, 2021 to $902,788 as of December 31, 2022. Our total liabilities as of the year ended December 31, 2022 consisted primarily of convertible det of $317,284 and notes payable of $275,370.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2022 was $65,651. Our monthly cash flow burn rate in 2022 (not including inventory purchases) was approximately $28,000. Although we have strong short term cash needs, as our operating expenses increase, we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2022 and 2021 $334,964 and $901,298, respectively, a decrease of $566,334, or 63%. Our net cash used in operating activities for the year ended December 31, 2022 consisted of a net loss of $983,121 offset by an adjustment for warrants issued for services of $402,100, an increase in inventory of $138,838, and an increase in accounts payable of $54,048. Our net cash used in operating activities for the year ended December 31, 2021 consisted primary of a net loss of $1,987,122, plus a decrease in accounts receivable of $120,066, offset by an adjustment for warrants issued for services of $608,836 and changes in inventory of $459,717.

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2022 and 2021 was $7,987) and $(96,004), respectively, a decrease of $88,017. All of our investing activities in 2021 was as a result of a reduction in the value of our trademarks.

Financing

Our net cash provided by financing activities for the years ended December 31, 2022 and 2021 was $186,504 and $1,160,199, respectively, a decrease of $973,695, or 84%. The decrease in 2022 was due to proceeds from the issuance of convertible debt of $463,630 and from the issuance of notes payable of $275,370, offset primarily by the repayment of convertible debt of $318,095 and repayment of notes payable of $170,000.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost and net realizable value. The components of inventory cost include raw materials, labor, and overhead.  Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, expiration dates, current and future product demand, production planning, and market conditions.  A change in any of these variables could result in an adjustment to inventory.

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of December 31, 2022 and 2021, the total of inventory which was written off as an inventory allowance was $1,914,891 and $1,914,891.

	DECEMBER 31,	DECEMBER 31,
	2022	2021
Inventory

Inventory Classes:
Raw Materials	$1,483,764	$1,757,808
Finished Goods	310,600	194,490
Work in process	24,764	5,668
Total inventory	1,819,128	1,957,966

Revenue Recognition

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers (ASC 606).  ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes all of the existing revenue recognition guidance.  This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASC 606 requires us to identify distinct performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  When distinct performance obligations exist, the Company allocates the contract transaction price to each distinct performance obligation.  The standalone selling price is used to allocate the transaction price to the separate performance obligations.  The Company recognizes revenue when, or as, the performance obligation is satisfied.

Generally, revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer.  Most of our shipping and handling costs are built into the transaction price, but if the customer asks for express shipping, the costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

The Company’s subsidiary, BergaMet N.A., LLC, recognizes revenue from our main source – e-commerce revenue.  Here is a list of all the sales channels which include the Company’s subsidiary website channel or any other selling channel like Amazon, doctors’ offices, and walk-in sales.  All of our customer sales for Healthy Extracts, Inc. and Ultimate Brain Nutrients, LLC are recognized as revenue under the subsidiary of BergaMet N.A., LLC.  All three divisions of the Company sell plant-based nutraceuticals to our end using customers.

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, currently we are the principal and have not engaged any agents at this time. Currently, we have not recognized any revenues under the agent considerations.

Revenue is recognized when, or as, control of a promised merchandise or service is shipped to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring title of those products or services and are recorded net of and discounts or allowances.  Shipping costs paid by the customer are included in revenue.  Merchandise sales are fulfilled with inventory held in our warehouse in Henderson, NV.  Therefore, the Company’s contracts have a single performance obligation (shipment of product).

If the Company receives a request for refund on a customer obligation, the Company will refund the full cost of the obligation due to our money back guarantee.

Revenue recognition is evaluated through the following five-step process:

1.identification of the contract with a customer;

2.identification off the performance obligations in the contract;

3.determination of the transaction price;

4.allocation of the transaction price to the performance obligations in the contract; and

5.recognition of revenue when or as a performance obligation is satisfied.

These steps are met when an order is received, a price agreed and the product shipped or delivered to that customer.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthy Extracts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthy Extracts Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

March 31, 2023

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

	DECEMBER 31,	DECEMBER 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$65,651	$222,098
Accounts receivable	105,794	133,340
Inventory	1,819,128	1,957,966
Total current assets	1,990,572	2,313,404

Fixed assets, net of accumulated depreciation of $44,709 and $45,474, respectively	5,501	1,035
Patents/Trademarks	521,881	521,881
Deposit	16,890	-
Prepaid Acquisition Costs	53,015	-
Goodwill	193,260	193,260
Total other assets	790,546	716,175

TOTAL ASSETS	$2,781,118	$3,029,579

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$91,316	$37,267
Accrued liabilities	94,554	59,264
Notes payable	275,370	-
Notes payable - related party	866	170,866
Convertible debt, net of discount of $0.00 and $0.00, respectively	317,284	171,750
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	-	-
Accrued interest payable	21,387	13,050
Accrued interest payable - related party	-	14,118
Derivative liabilities	102,011	92,527
Total current and total liabilities	902,788	558,841

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 345,172,442 and 338,384,171 shares issued and outstanding, respectively	345,172	338,384
Additional paid-in capital	17,459,899	17,075,974
Accumulated deficit	(15,926,742)	(14,943,620)
Total stockholders' equity (deficit)	1,878,330	2,470,738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,781,118	$3,029,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDING DECEMBER 31,
(Audited)

	FOR THE YEAR ENDING
	DECEMBER 31
	2022	2021

REVENUE
Gross revenue	$2,251,469	$1,676,598
Net revenue	2,251,469	1,676,598

COST OF REVENUE
Cost of goods sold	783,141	556,972
Written off inventory	96,811	424,548
Total cost of revenue	879,951	981,520

GROSS PROFIT	1,371,517	695,078

OPERATING EXPENSES
General and administrative	2,283,107	2,584,256
Total operating expenses	2,283,107	2,584,256

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(64,690)	(52,453)
Change in fair value on derivative	(9,484)	(85,325)
Loss on extinguishment of debt	-	-
SBA loan forgiveness	-	39,833
Gain on sale of asset	2,643	-

Total other income (expense)	(71,531)	(97,945)

Net gain/(loss) before income tax provision	(983,121)	(1,987,122)

NET GAIN/(LOSS)	$(983,121)	$(1,987,122)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	342,514,810	319,209,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 2022 AND 2021
(Audited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	308,887,410	$308,887	15,501,436	$(12,956,498)	$2,853,826

Issuance of common stock for cash	-	-	900,000	900	44,100	-	45,000

Issuance of common stock for cash	-	-	300,000	300	14,700	-	15,000

Issuance of common stock for cash	-	-	3,300,000	3,300	161,700	-	165,000

Issuance of common stock for cash	-	-	-	-	-	-	-

Issuance of common stock for debt	-	-	1,200,000	1,200	85,200	-	86,400

Issuance of common stock for services	-	-	715,000	715	50,765	-	51,480

Issuance of common stock for services	-	-	2,000,000	2,000	142,000	-	144,000

Issuance of common stock for services	-	-	1,000,000	1,000	59,000	-	60,000

Issuance of common stock for services	-	-	1,177,778	1,178	90,778	-	91,956

Issuance of common stock for debt	-	-	1,200,000	1,200	58,800	-	60,000

Issuance of common stock for services	-	-	3,500,000	3,500	171,500	-	175,000

Issuance of common stock for cash	-	-	2,000,000	2,000	98,000	-	100,000

Issuance of common stock for debt	-	-	12,203,983	12,204	597,995	-	610,199

Net (loss) gain for the period	-	-	-	-	-	(1,987,122)	(1,987,122)

Balance - December 31, 2021	-	$-	338,384,171	$338,384	17,075,974	$(14,943,620)	$2,470,738

Cancelation of common stock for debt	-	-	(200,267)	(200)	(9,813)	-	(10,013)

Issuance of common stock for cash	-	-	507,917	508	24,888	-	25,396

Cancelation of common stock for debt	-	-	(600,000)	(600)	(43,200)	-	(43,800)

Issuance of common stock for services	-	-	1,000,000	1,000	63,000	-	64,000

Issuance of common stock for services	-	-	1,000,000	1,000	56,100	-	57,100

Issuance of common stock for services	-	-	4,400,000	4,400	259,600	-	264,000

Issuance of common stock-Note Conversion	-	-	340,621	341	16,690	-	17,031

Issuance of common stock for services	-	-	340,000	340	16,660	-	17,000

Net (loss) gain for the period	-	-	-	-	-	(983,121)	(983,121)

Balance - December 31, 2022	-	$-	345,172,442	$345,172	17,459,899	$(15,926,742)	$1,878,330

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

	FOR THE YEAR
	ENDING
	DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(983,121)	$(1,987,122)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	878	5,100
Warrants issued for services	402,100	608,836
Non-cash compensation	-	-
Change in fair value on derivative liability	9,484	85,325
Loss on extinguishment of debt	-	-
Gain on sale of asset	2,643	-
Impairment of goodwill	-	-
Changes in operating assets and liabilities:
Accounts receivable	27,547	(120,066)
Inventory	138,838	459,717
Accrued interest receivable	-	-
Deposits	(16,890)	-
Accounts payable	54,048	(27,569)
Accounts payable - related party	-	-
Accrued liabilities	35,291	50,210
Accrued interest payable	8,337	10,671
Accrued interest payable - related party	(14,118)	13,600
Net Cash used in Operating Activities	(334,964)	(901,298)

Cash Flows from Investing Activities:

Purchase of fixed assets	(7,987)	-
Cash received from sale of asset	-	-
Purchase of note receivable	-	-
Trademarks	-	(96,004)
Payments of note receivable	-	-
Cash flows provided by (used in) Investing Activities:	(7,987)	(96,004)

Cash Flows from Financing Activities:

Purchase of BergaMet	-	-
Purchase of Hyperion/OP&M	(53,015)	-
Proceeds from issuance of common stock	(11,386)	995,199
Proceeds from issuance of convertible debt	463,630	165,000
Payments for repayment of convertible debt	(318,095)	-
Proceeds from issuance of noted payable	275,370	-
Proceeds from issuance of noted payable - related party	-	-
Payments for repayment of notes payable - related party	(170,000)	-
Net Cash provided by Financing Activities	186,504	1,160,199

Increase (decrease) in cash	(156,447)	162,897
Cash at beginning of period	222,098	59,201
Cash at end of period	$65,651	$222,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the months ending December 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost and net realizable value. The components of inventory cost include raw materials, labor, and overhead.  Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, expiration dates, current and future product demand, production planning, and market conditions.  A change in any of these variables could result in an adjustment to inventory.

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of December 31, 2022 and 2021, the total of inventory which was written off as an inventory allowance was $1,914,891 and $1,914,891.

	DECEMBER 31,	DECEMBER 31,
	2022	2021
Inventory

Inventory Classes:
Raw Materials	$1,483,764	$1,757,808
Finished Goods	310,600	194,490
Work in process	24,764	5,668
Total inventory	1,819,128	1,957,966

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

As of December 31, 2022, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of December 31, 2022, after working through our analysis of goodwill during the months ending December 31, 2022.

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

•Fair value of five years of revenue (2022 to 2026):  we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

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

Revenue Recognition

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers (ASC 606).  ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes all of the existing revenue recognition guidance.  This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 requires us to identify distinct performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  When distinct performance obligations exist, the Company allocates the contract transaction price to each distinct performance obligation.  The standalone selling price is used to allocate the transaction price to the separate performance obligations. The Company recognizes revenue when, or as, the performance obligation is satisfied.

Generally, revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer.  Most of our shipping and handling costs are built into the transaction price, but if the customer asks for express shipping, the costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

The Company’s subsidiary, BergaMet N.A., LLC, recognizes revenue from our main source – e-commerce revenue.  Here is a list of all the sales channels which include the Company’s subsidiary website channel or any other selling channel like Amazon, doctors’ offices, and walk-in sales.  All of our customer sales for Healthy Extracts, Inc. and Ultimate Brain Nutrients, LLC are recognized as revenue under the subsidiary of BergaMet N.A., LLC.  All three divisions of the Company sell plant-based nutraceuticals to our end using customers.

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, currently we are the principal and have not engaged any agents at this time.  Currently, we have not recognized any revenues under the agent considerations.

Revenue is recognized when, or as, control of a promised merchandise or service is shipped to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring title of those products or services and are recorded net of and discounts or allowances.  Shipping costs paid by the customer are included in revenue.  Merchandise sales are fulfilled with inventory held in our warehouse in Henderson, NV.  Therefore, the Company’s contracts have a single performance obligation (shipment of product).

If the Company receives a request for refund on a customer obligation, the Company will refund the full cost of the obligation due to our money back guarantee.

Revenue recognition is evaluated through the following five-step process:

1.identification of the contract with a customer;

2.identification off the performance obligations in the contract;

3.determination of the transaction price;

4.allocation of the transaction price to the performance obligations in the contract; and

5.recognition of revenue when or as a performance obligation is satisfied.

These steps are met when an order is received, a price agreed and the product shipped or delivered to that customer.

Concentration

There is no concentration of revenue for the months ended December 31, 2021 and for the months ended December 31, 2022 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending December 31, 2021 and December 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The following is accounting our operating loss carry-forward since our inception:

NOL Carryforward:	Year Total	Balance
2014	$(19,500)	$(19,500)
2015	(730,872)	(750,372)
2016	(3,370,935)	(4,121,307)
2017	(3,562,075)	(7,683,382)
2018	(3,329,517)	(11,012,899)
2019	632,776	(10,380,123)
2020	(2,576,375)	(12,956,498)
2021	(1,987,122)	(14,943,620)
2022	(983,122)	(15,926,742)
Total of NOL Carryforward		(15,926,742)

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2022	$ 92,527
Issued during the months ended December 31, 2022	297,807
Change in fair value recognized in operations	(203,822)
Converted during the months ended December 31, 2022	(84,501)
Balance, December 31, 2022	$ 102,011

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended December 31, 2022, the Company issued $354,000 of convertible debt with a bifurcated conversion option.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended December 31, 2022 of $15,926,742. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended December 31, 2022 and 2021, the Company had expenses totaling $1,000 and $65,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of December 31, 2022, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – LEASES

The company leases warehouse facilities under an operating lease that expires in 2025.  Prior to February 4, 2022 the company was leasing a warehouse facility on a month-to-month lease.  The aggregate minimum future non-cancelable lease commitments at December 31, 2022 are as follows:

2023	$ 68,042
2024	$ 70,883
2025	$ 5,926
Total	$ 144,851

Total rent expense for the months ended December 31, 2022 and 2021 was $63,745 and $55,440.

NOTE 6 – NOTES PAYABLE

As of December 31, 2022, the Company had the following:

Unsecured debt with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt, due 2/15/23, 10% interest, default interest at 16%.	75,370
Secured debt, due 10/7/23, 12.99% interest, default interest at 14.99%.	200,000

TOTAL	$ 276,236

As of December 31, 2022, the Company has an outstanding total of $2,713 in interest accrued for the above notes.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2022, the Company had the following:

Unsecured convertible debt, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750
Unsecured convertible debt, due 08/05/23, 10% interest, converts at a market price of $0.05 per share. The proceeds from the sale of the Note were used to satisfy all but $17,000 of our obligations to Jay Decker pursuant to a previously issued promissory note to benefit from terms that our management believes are more favorable to the Company.	110,535
Unsecured convertible debt, due 05/01/23, 12% interest, converts at a market price of $0.05 per share.	200,000

SUBTOTAL	317,285
Less: Discount	-
TOTAL	$317,285

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	456,410	$ 8,037
Unsecured Convertible debt #2	2,210,691	$ 38,172
Unsecured Convertible debt #3	4,304,000	$ 55,802

As of December 31, 2022, the Company has an outstanding total of $18,674 in accrued interest for the above convertible note.

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

As of December 31, 2022, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

During the months ended December 31, 2022, the Company issued 7,588,538 shares of common stock while cancelling a total of 800,267 shares of common stock.

There were no shares issued during the fourth quarter 2022.  During the third quarter 2022, the Company issued 340,000 shares of common stock for consulting fees along with issuing 340,621 shares of common stock to convert an outstanding note payable to a shareholder.  On May 19, 2022, the Company issued 4,400,000 shares of common stock for broker and consulting fees.  On April 22 and 25, 2022, the Company issued 2,000,000 shares of common stock for broker and funding fees.  On February 4, 2022, the Company issued 507,917 shares of common stock in a direct security purchase agreement.  On January 10, 2022, the Company cancelled 200,267 shares of common stock.  Further, on March 4, 2022, the Company cancelled 600,000 shares of common stock.

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

Warrant Issuances

During the year ending December 31, 2021, the Company issued 14,000,000 warrants to 25 parties at a per share price between $0.05 and $0.075.  On February 2, 2022, the Company issued 2,000,000 warrants to an individual.  As of December 31, 2022, there were 16,000,000 warrants outstanding, of which 16,000,000 warrants are fully vested.

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

On December 26, 2022, the Company canceled 12,150,000 stock options with a strike price of $0.05.  On the same date, the Company approved an equity incentive plan.  Under this plan the company approved a total of 15,975,000 of restricted stock units and 36,000,000 of restricted stock awards with a strike price of $0.00 to $0.01 to sixteen individuals.

Offering Circular

During the first part of the 2021, the Company filed a Regulation A Offering Circular with the U.S. Securities and Exchange Commission. The Offering Circular was qualified during August 2021.

NOTE 9 – BUSINESS SEGMENT INFORMATION

As of December 31, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2022.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	2,251,469	2,251,472	(3)	-
Cost of Revenue	783,141	783,141	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(983,121)	(164,625)	(358)	(818,138)
Identifiable Assets	1,819,128	1,819,128	-	-
Depreciation and Amortization	878	878	-	-

As of December 31, 2021, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2021.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,676,598	1,676,598	-	-
Less Selling Fees	(210,816)	(210,816)
Cost of Revenue	770,704	770,704	-	-
Long-lived Assets	715,140	212,413	502,727	-
Gain (Loss) Before Income Tax	(1,975,971)	(701,833)	(136,308)	(1,137,830)
Identifiable Assets	2,092,341	2,092,341	-	-
Depreciation and Amortization	5,100	5,100	-	-

Currently, all of our customers are located in the United States of American and Canada.  Our revenues to our customers are not material to our overall total sales.  Our largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of our total sales in the years ending 2022 and 2021.

NOTE 10 – SUBSEQUENT EVENTS

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

On January 13, 2023 the Company entered into definitive agreement to acquire nutraceutical manufacturer, Hyperion, and its digital marketing affiliate, Online Publishing and Marketing.  The total purchase price for the acquisitions will be $1,750,000 in cash, $1,300,000 in the form of secured promissory notes, and $1,250,000 worth of our common stock.

On January 24, 2023, we entered into a Securities Purchase Agreement for the sale of convertible notes in the aggregate principal amount of $388,888, and warrants to acquire 7,421,544 shares of our common stock at an exercise price of $0.04716 per share, to two investors. The Notes contained an original issue discount of 10%, and thus the proceeds to us were $350,000. The Notes do not bear interest unless we are in default, have a maturity date of October 24, 2023, and all amounts are payable on the maturity date. The Notes are convertible into our common stock at the election of the holder at means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The Company evaluated its December 31, 2022 financial statements for subsequent events through March 7, 2023, the date the financial statements were available to be issued.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(b)       Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

·Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

·Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)

Kevin “Duke” Pitts	63	President, Director (2018)

Robert Madden	51	Secretary, Chief Financial Officer (2022)

William Bossung	64	Director (2014)

Bill Croyle	71	Director (2019)

Kevin “Duke” Pitts, age 63, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

Robert Madden, age 51, was appointed as our Secretary and Chief Financial Officer on June 2, 2022. Mr. Madden has been working in the accounting industry for over 30 years. From 1990 to 2012 he worked for several companies starting as a staff accountant, then assistant controller position, finally the company controller position. During that time, he worked in the wholesale apparel, advertising, television, and special event industries. From 2012 to 2015, he took a sabbatical and lived overseas volunteering for different NGO’s and non-profit organizations. During the sabbatical, he volunteered for a British NGO, worked as their CFO, and was the driving force in getting the organization registered with 2 foreign nations. In 2016, he moved back to the United States and started an accounting consulting business. From 2016 to the present, he was hired to fill either a Controller or CFO position for several private and public companies, including United Concerts from 2016 through 2018, Bakken Water Transportation Services, Inc. from 2019 to the present, Geopulse Exploration, Inc. from 2016 through 2019, and Humatech, Inc. from 2021 to the present. He graduated from the University of Utah with a bachelor’s degree in accounting and from Westminster College with an MBA with a certificate of accounting.

William Bossung, age 64, has served as a member of the Board of Directors since our inception, and was our Secretary and Chief Financial Officer from our inception until June 2, 2022. Mr. Bossung has a diverse background in Corporate Finance, Insurance and accounting. From 2003 to August 2006 Mr. Bossung was co-founder of BCF Technology, an insurance software company that was ultimately sold to Vertafore in August of 2006. During January 2012 Mr. Bossung co-founded Splash Beverage Group, (SBEV) a beverage distribution company that distributes both alcohol and non-alcohol products. The company’s products are sold in over 25,000 retail locations Mr. Bossung is the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies.

From 1997 to 2002 Mr. Bossung was the Director of Corporate Finance of Chadmoore Wireless Group, the company was engaged in the business of wireless communications utilizing 800 MHZ frequencies. Chadmoore aggregated over 5500 Specialized Mobile Radio licenses from the Federal Communications Commission, the licenses were acquired by Nextel, then merged into the Sprint PCS wireless network. Mr. Bossung currently holds an Insurance License and earned a bachelor’s degree in accounting and finance from Bloomsburg State University. Our founders believed that Mr. Bossung’s broad experience in corporate financing and accounting, dating back to 2003, made him an attractive candidate to serve on our board of directors.

Bill Croyle, age 71, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include M&A, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill is has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French. Our directors believed that Mr. Croyle’s experience as a business founder and finance certifications made him an attractive candidate to serve on our board of directors.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of our common stock are quoted does not have any director independence requirements. The NASDAQ definition of “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Bossung and Mr. Croyle are independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Except as set forth below, to our knowledge, none of our officers, directors, or beneficial owners of more than ten percent of our common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal year.

Board Committees

Our Board of Directors maintains separate audit, nominating and compensation committees. The members of all three committees are only our two independent directors, William Bossung and Bill Croyle

Audit Committee. Our audit committee consists of two independent directors. The members of the audit committee are William Bossung and Bill Croyle. The audit committee will consist exclusively of directors who are financially literate. In addition, Mr. Bossung is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. The audit committee responsibilities include:

•Review and reassess the adequacy of the Audit Committee Charter annually and submit the Charter to the Board for approval.

•Review our annual audited financial statements and any reports or other financial information as the Committee may request, including, without limitation, any material submitted to any governmental body, or the public, including any certification, report, opinion or review rendered by the registered public accountants. Discuss major issues and significant changes regarding accounting and auditing principles and practices as well as the adequacy of internal controls that could significantly affect our financial statements.

•Review any reports to management prepared by the internal auditing department, together with management’s response. Review with management and the registered public accountants significant financial reporting issues and judgments made in connection with the preparation of our financial statements.

•Review with management and the registered public accountants our annual report on Form 10-K and our quarterly report on Form 10-Q prior to its filing or prior to the release of earnings. The chair of the Committee may represent the entire Committee for purposes of these reviews.

•Review our major financial risk exposures and the steps management has taken to monitor and control such exposures.

•Establish procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters; and

the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

•The Committee shall be directly responsible for the appointment, compensation, and oversight of the work of our registered public accounting firm. The Committee shall monitor the independence and effectiveness and approve the fees and other compensation to be paid to the registered public accountants. On an annual basis, the Committee should review and discuss with the accountants all significant relationships the accountants have with us to confirm the accountants’ independence.

•Meet with the registered public accountants to review the scope, accuracy, completeness and overall quality of the annual financial statements.

•Receive from the registered public accountants the information they are required to communicate to the Committee under generally accepted auditing standards, including, without limitation a formal written statement delineating all relationships between the registered public accountants and us, consistent with Independence Standards Board Standard No. 1, engage in a dialogue with the registered public accountants with respect to any disclosed relationships or services that may impact the objectivity and independence of the registered public accountants, and recommend that the Board take appropriate action to enhance the independence of the registered public accountants, and reapprove all auditing services (which may entail providing comfort letters in connection with securities underwritings) and all non-audit services as provided for under Section 202 of Sarbanes-Oxley Act of 2002.

•In consultation with the registered public accountants, review the integrity of our financial reporting processes, both internal and external.

•Meet with management and the registered public accountants to review the planning and staffing of the audit.

•Discuss with the registered public accountants the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or amended, relating to the conduct of the audit.

•Review with the registered public accountants any problems or difficulties the accountants may have encountered and any management letter provided by the accountants and our response to that letter. Such review should include any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to required information, and any changes required in the planned scope of the audit.

•make regular reports to the Board of Directors. The Committee shall also prepare the report required by the rules of the Securities and Exchange Commission to be included our annual proxy statement.

Compensation Committee. Our compensation committee consists of two independent directors. The members of the audit committee are William Bossung and Bill Croyle. The compensation committee responsibilities include:

•Review the competitiveness of our executive compensation programs to ensure (a) the attraction and retention of executives, (b) the motivation of executives to achieve our business objectives, and (c) the alignment of the interests of key leadership with the long-term interests of our shareholders. Assist the Board in establishing CEO annual goals and objectives.

•Review trends in executive compensation, oversee the development of new compensation plans, and, when necessary, approve the revision of existing plans.

•Review and approve the compensation structure for executives.

•Oversee an evaluation of the performance of our executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers. Review and approve compensation packages for new executive officers and termination packages for executive officers.

•Review and make recommendations concerning long-term incentive compensation plans, including the use of equity-based plans.

•Periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments. No member of the Committee will act to fix his or her own compensation except for uniform compensation to directors for their services as a director.

•Review periodic reports from management on matters relating to our compensation practices.

•Produce an annual report of the Compensation Committee on executive compensation for our annual proxy statement in compliance with and to the extent required by applicable Securities and Exchange Commission rules and regulations and any relevant listing authority.

•Obtain or perform an annual evaluation of the Committee’s performance and make applicable recommendations about, among other things, changes to the charter of the Committee.

Nominating Committee. Our nominating committee consists of two independent directors. The members of the nominating committee are William Bossung and Bill Croyle. The nominating committee responsibilities include screening and recommending to the full Board director candidates for nomination. The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors, although we do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2022 and 2021, the Board of Directors met as necessary.

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

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, that claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the first warning letter we received from the FDA, and we are awaiting their response.

Other than as set forth above, we are not a party to or otherwise involved in any legal proceedings.

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

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics will be posted on our corporate website and is filed as an exhibit to this registration statement. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our corporate website or in filings under the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

Pitts Independent Contractor Agreement

On October 1, 2019, we entered into an Independent Contractor Agreement with Kevin “Duke” Pitts. Pursuant to this agreement, Mr. Pitts has agreed to serve as our President and Chief Executive Officer in exchange for $120,000 per year. The agreement had an expiration date of December 31, 2021, but has been extended indefinitely since then.

Madden Consulting Agreement

Effective June 1, 2022, we entered into a Consulting Agreement with Robert Madden. Pursuant to the agreement, Madden has agreed to serve as our Chief Financial Officer and Secretary in exchange for $42,000 per year. The agreement is effective for one year, and will automatically renew for successive one-year terms.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our President and our Secretary and Chief Financial Officer for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Kevin “Duke” Pitts	2022	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000
President	2021	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000
	2020	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000

William Bossung (1)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and CFO	2021	65,000	-0-	-0-	-0-	-0-	-0-	-0-	65,000
	2020	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000

Robert Madden (1)	2022	38,500	-0-	-0-	17,500	-0-	-0-	-0-	56,000
Secretary and CFO

(1)Mr. Bossung resigned as our Secretary and Chief Financial Officer effective June 2, 2022, and was replaced by Robert Madden.

Director Compensation

For the years ended December 31, 2022 and 2021, none of the members of our Board of Directors received compensation for his service as a director.

Outstanding Equity Awards at Fiscal Year-End

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 25,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2022, we have awarded an aggregate of 19,500,000 options to twenty-five (25) individuals at an exercise price of $0.05 per share.

On December 26, 2022, we canceled 12,150,000 of the options and, on that same date, we approved the Healthy Extracts, Inc. 2022 Equity Incentive Plan and set aside 52,000,000 shares of our common stock for issuance thereunder. On December 26, 2022, we approved a total of 15,975,000 Restricted Stock Units at $0.01 per share and 36,000,000 Restricted Stock Awards with a strike price of $0.00 to $0.01 to a total of sixteen (16) individuals.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)(5)	26,230,112	7.11%

William Bossung (3)(6)	6,414,258	1.85%

Bill Croyle (3)(4)(7)	1,463,670	<1%

Robert Madden (3)(8)	6,000,000	1.71%

Jay Decker (9)	177,647,455	50.80%

Shelton Decker (10)	25,133,700	7.25%

Logan Decker (11)	26,283,700	7.56%

All Officers and Directors as a Group (4 Persons)	40,108,040	10.41%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Healthy Extracts Inc.

(2)

Unless otherwise indicated, based on 345,172,442 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 663,700 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

(5)	Includes 16,000,000 Restricted Stock Awards that have vested, and 8,000,000 that have not vested.

(6)	Includes 2,475,000 Restricted Stock Units that have vested.

(7)	Includes 800,000 Restricted Stock Units that have vested.

(8)	Includes 3,000,000 Restricted Stock Awards that have vested, and 3,000,000 that have not vested.

(9)	Includes warrants to acquire 4,500,000 shares of common stock at $0.05 per share. Jay Decker disclaims any ownership of securities held by his adult sons.

(10)	Shelton Decker is the adult son of Jay Decker. Includes warrants to acquire 1,500,000 shares of common stock at $0.05 per share.

(11)

Logan Decker is the adult son of Jay Decker. Includes warrants to acquire 1,500,000 shares of common stock at $0.05 per share, 100,000 Restricted Stock Units that have vested, and 1,050,000 Restricted Stock Units that have not vested.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pitts Independent Contractor Agreement

On October 1, 2019, we entered into an Independent Contractor Agreement with Kevin “Duke” Pitts. Pursuant to this agreement, Mr. Pitts has agreed to serve as our President and Chief Executive Officer in exchange for $120,000 per year. The agreement had an expiration date of December 31, 2021, but has been extended indefinitely since then.

Madden Consulting Agreement

Effective June 1, 2022, we entered into a Consulting Agreement with Robert Madden. Pursuant to the agreement, Madden has agreed to serve as our Chief Financial Officer and Secretary in exchange for $42,000 per year. The agreement is effective for one year, and will automatically renew for successive one-year terms.

Jay Decker Transactions

We have entered into numerous transactions with Jay Decker, our majority shareholder, as follows:

BergaMet Acquisition

On February 4, 2019, we acquired BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”). BergaMet is a wholly-owned subsidiary through which we conduct our nutraceuticals business. As a result of the acquisition, Jay Decker became our majority shareholder upon our issuance to him of 85,345,862 shares of our common stock. The shares of common stock issued in the acquisition were equal to approximately 80.1% of our outstanding common stock immediately following the closing.

Ultimate Brain Nutrients, LLC Acquisition

On April 3, 2020, we acquired Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”). UBN is a wholly-owned subsidiary through which we conduct our plant-based neuro-products business. As a result of the acquisition, Jay Decker became a significantly larger shareholder upon our issuance to him of 44,907,968 shares of our common stock. The shares of common stock issued in the acquisition were equal to approximately 42.5% of our outstanding common stock immediately following the closing.

Securities Purchase Agreements

On February 10, 2021, and effective December 29, 2020, we entered into Securities Purchase Agreements with Shelton Decker and Logan Decker for the purchase and sale of an aggregate of 2,000,000 shares of our common stock at $0.05 per share, as follows:

Name:	No. of Shares
Logan Decker	1,000,000
Jay Decker	1,000,000
Total	2,000,000

Promissory Notes

On February 10, 2021, we issued promissory notes to Jay Decker dated December 14, 2020 and December 21, 2020 in the principal amount of $100,000 and $70,000 respectively.

On January 20, 2022, we issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, we issued to Jay Decker warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 per share.

On June 24, 2022, we entered into a Note Conversion Agreement with Jay Decker whereby Decker converted $17,000 in principal and $31.07 in interest on an outstanding convertible note into 340,621 shares of our common stock at a conversion price of $0.05 per share.

Warrants

On February 10, 2021, but effective December 21, 2020, we issued warrants to purchase an aggregate of 7,500,000 shares of our common stock, at an exercise price of $0.05 per share, as follows (the “Warrants”), for consulting services rendered:

Name:	No. of Warrants
Jay Decker	4,500,000
Logan Decker	1,500,000
Shelton Decker	1,500,000
Total	7,500,000

On January 20, 2022, we issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, we issued to Jay Decker warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 per share.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Bossung and Mr. Croyle are independent directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC was our independent registered public accounting firm for the years ended December 31, 2022 and 2021.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit Fees (1)	$71,500	$55,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$71,500	$55,000

(1)   Audit fees were principally for audit and review services.

Of the fees described above for the years ended December 31, 2022 and 2021, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (2)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of Grey Cloak Tech Inc.

10.1(11)	Supply Agreement with H&AD S.r.L. dated January 1, 2019, as amended

10.2 (3)	Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

10.3 (4)	Independent Contractor Agreement by and between the Company and Kevin “Duke” Pitts, dated October 1, 2019

10.4 (5)	Share Exchange Agreement with Ultimate Brain Nutrients, LLC and its members

10.5 (6)	Securities Purchase Agreement dated March 18, 2021

10.6 (6)	Promissory Note dated March 18, 2021

10.7 (11)	Licensing Agreement with Gelteq Ptd Ltd.

10.8	Private Label Agreement with Whitney Johns, Inc. dated October 11, 2021

10.9 (7)	Common Stock Purchase Warrant dated February 10, 2022

10.10 (7)	Promissory Note dated February 22, 2022

10.12 (8)	Securities Purchase Agreement dated May 25, 2022

10.13 (8)	Convertible Promissory Note dated May 25, 2022

10.14 (11)	Consulting Agreement with Robert Madden

10.14 (9)	Loan Agreement with Amazon Capital Services, Inc. entered into on October 7, 2022

10.15 (10)	Acquisition Agreement with Hyperion, L.L.C. and Online Publishing & Marketing, LLC dated January 13, 2023

10.16 (10)	Securities Purchase Agreement dated January 24, 2023

10.17 (10)	10% OID Promissory Note dated January 24, 2023

10.18 (10)	Common Stock Purchase Warrant dated January 24, 2023

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

(2)	Incorporated by reference from our Annual Report on Form 10-K dated and filed with the Commission on February 19, 2021.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 28, 2020.

(4)	Incorporated by reference from our Regulation A Offering Statement on Form 1-A dated and filed with the Commission on May 7, 2021.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 8, 2020

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 19, 2021

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 2, 2022.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 7, 2022.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on November 8, 2022.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 26, 2023.

(11)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on February 10, 2023.

ITEM 16 – 10-K SUMMARY

The issuer has elected not to provide a 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthy Extracts, Inc.

Dated:March 31, 2023		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:March 31, 2023		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated:March 31, 2023		/s/ Robert Madden
	By:	Robert Madden
	Its:	Chief Financial Officer, Secretary,
and Principal Accounting Officer