Form 10-Q
period 2023-03-31
HEALTHY EXTRACTS INC.
filed 2023-05-15
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code (702) 463-1004

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2023, there were 345,172,442 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1Financial Statements

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31	DECEMBER 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$213,204	$65,651
Accounts receivable	135,398	105,794
Inventory	1,654,206	1,819,128
Total current assets	2,002,808	1,990,572

Fixed assets, net of accumulated depreciation of $44,709 and $45,474, respectively	4,952	5,501
Patents/Trademarks	521,881	521,881
Deposit	16,890	16,890
Prepaid Acquisition Costs	85,632	53,015
Goodwill	193,260	193,260
Total other assets	822,614	790,546

TOTAL ASSETS	$2,825,422	$2,781,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$114,485	$91,316
Accrued liabilities	85,871	94,554
Notes payable	487,445	275,370
Notes payable - related party	866	866
Convertible debt, net of discount of $0.00 and $0.00, respectively	595,638	317,284
Convertible debt - related party, net of discount of $0.00 and $0.00, respectively	-	-
Accrued interest payable	39,023	21,387
Accrued interest payable - related party	-	-
Derivative liabilities	186,919	102,011
Total current and total liabilities	1,510,248	902,788

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 345,492,442 and 345,172,442 shares issued and outstanding, respectively	345,492	345,172
Additional paid-in capital	17,475,579	17,459,899
Accumulated deficit	(16,505,898)	(15,926,742)
Total stockholders' equity (deficit)	1,315,174	1,878,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,825,422	$2,781,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH ENDING MARCH 31,
(Unaudited)

	FOR THE THREE MONTHS ENDING
	MARCH 31
	2023	2022

REVENUE
Gross revenue	$614,943	$551,654
Net revenue	614,943	551,654

COST OF REVENUE
Cost of goods sold	320,724	226,949
Written off inventory	16,378	-
Total cost of revenue	337,102	226,949

GROSS PROFIT	277,841	324,705

OPERATING EXPENSES
General and administrative	683,029	370,357
Total operating expenses	683,029	370,357

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(89,060)	(32,957)
Change in fair value on derivative	(84,908)	78,978
Loss on extinguishment of debt	-	-
SBA loan forgiveness	-	-
Gain on sale of asset	-	2,643

Total other income (expense)	(173,968)	48,664

Net gain/(loss) before income tax provision	(579,157)	3,011

NET GAIN/(LOSS)	$(579,157)	$3,011

Loss per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	342,514,810	313,764,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE MONTHS ENDING MARCH 31, 2023 AND 2022
(Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	-	$-	338,384,171	$338,384	17,075,974	$(14,943,620)	$2,470,738

Cancelation of common stock for debt	-	-	(200,267)	(200)	(9,813)	-	(10,013)

Issuance of common stock for cash	-	-	507,917	508	24,888	-	25,396

Cancelation of common stock for debt	-	-	(600,000)	(600)	(43,200)	-	(43,800)

Issuance of common stock for services	-	-	1,000,000	1,000	63,000	-	64,000

Issuance of common stock for services	-	-	1,000,000	1,000	56,100	-	57,100

Issuance of common stock for services	-	-	4,400,000	4,400	259,600	-	264,000

Issuance of common stock-Note Conversion	-	-	340,621	341	16,690	-	17,031

Issuance of common stock for services	-	-	340,000	340	16,660	-	17,000

Net (loss) gain for the period	-	-	-	-	-	(983,121)	(983,121)

Balance - December 31, 2022	-	$-	345,172,442	$345,172	17,459,899	$(15,926,742)	$1,878,330

Issuance of common stock for services	-	-	320,000	320	15,680	-	16,000

Net (loss) gain for the period	-	-	-	-	-	(579,157)	(579,157)

Balance - December 31, 2023	-	$-	345,492,442	345,492	17,475,579	(16,505,898)	1,315,174

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS
	ENDING
	MARCH 31
	2023	2022
Cash Flows from Operating Activities:
Net Gain/(Loss)	$(579,157)	$3,011

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	(768)
Warrants issued for services	16,000	-
Non-cash compensation	-	-
Change in fair value on derivative liability	84,908	(78,978)
Loss on extinguishment of debt	-	-
Gain on sale of asset	-	2,643
Impairment of goodwill	-	-
Changes in operating assets and liabilities:
Accounts receivable	(29,604)	24,169
Inventory	164,922	(50,558)
Accrued interest receivable	-	-
Deposits	-	(16,890)
Accounts payable	23,170	68,153
Accounts payable - related party	-	-
Accrued liabilities	(8,683)	(54,767)
Accrued interest payable	17,636	(7,822)
Accrued interest payable - related party	-	3,400
Net Cash used in Operating Activities	(310,259)	(108,408)

Cash Flows from Investing Activities:

Purchase of fixed assets	(0)	(7,987)
Cash received from sale of asset	-	-
Purchase of note receivable	-	-
Trademarks	-	-
Payments of note receivable	-	-
Cash flows provided by (used in) Investing Activities:	(0)	(7,987)

Cash Flows from Financing Activities:

Purchase of Hyperion/OP&M	(32,617)	-
Proceeds from issuance of common stock	-	(28,417)
Proceeds from issuance of convertible debt	167,819	202,000
Payments for repayment of convertible debt	110,535	(167,000)
Proceeds from issuance of noted payable	136,705	-
Payments for repayment of notes payable	75,370	-
Proceeds from issuance of noted payable - related party	-	(20,000)
Net Cash provided by Financing Activities	457,812	(13,417)

Increase (decrease) in cash	147,553	(129,812)
Cash at beginning of period	65,651	222,098
Cash at end of period	$213,204	$92,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the months ending March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

In regards to inventory write-offs and allowances, our Company policy is to review all expiration dates for all our products, at a minimum quarterly.  If a product is within twelve months of expiration we will discuss if this amount of product will be sold within those months.  If we have a surplus of product over the twelve month demand, we will write-off the additional amount during the current reporting period.  If we have any damaged or unsellable inventory items, we will automatically write-off those items in the current month report period.

As for revenue adjustments for discounts, allowances and refunds, we treat each of these items differently. When it comes to revenue discounts, we will create the invoice for the product sold which will include any discounts given. These discounts usually happen for a short period of time for sales that we will offer around holidays.  Due to the revenue being recognized once the order has shipped, less any applicable discount, we book this transaction at the net order transaction amount.  In regards to allowances and refunds for revenue adjustments, due to our refund percentage is less than 1% we decided the need for an estimated adjustment for allowances and refunds was not material.  If we do receive any returned orders, we will directly book those orders as refunds the day we receive the call from the customer requesting the refund.  We will book the credit memo at the full value of the customer original order.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of March 31, 2023 and 2022, the total of inventory which was written off as an inventory allowance was $1,914,891 and $1,914,891.

	MARCH 31,	MARCH 31,
	2023	2022
Inventory

Inventory Classes:
Raw Materials	$1,313,407	$1,571,458
Finished Goods	317,493	330,848
Work in process	23,306	106,218
Total inventory	1,654,206	2,008,524

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

As of March 31, 2023, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The Company sees the goodwill to have a ten-year useful life. No goodwill impairment indicators were present, for the goodwill listed on the books as of March 31, 2023, after working through our analysis of goodwill during the months ending March 31, 2023.

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

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, currently we are the principal and have not engaged an agents at this time.  Currently, we have not recognize any revenues under the agent considerations.

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

Concentration

There is no concentration of revenue for the months ended March 31, 2022 and for the months ended March 31, 2023 because the revenue was earned from multiple customers.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the period ending March 31, 2022 and March 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The following is accounting our operating loss carry-forward since our inception:

NOL Carryforward:	Year Total	Balance	Est Tax Benefit
2014 (Estimated Tax Rate 15%)	$(19,500)	$(19,500)	(2,925)
2015 (Estimated Tax Rate 15%)	(730,872)	(750,372)	(109,631)
2016 (Estimated Tax Rate 15%)	(3,370,935)	(4,121,307)	(505,640)
2017 (Estimated Tax Rate 15%)	(3,562,075)	(7,683,382)	(534,311)
2018 (Estimated Tax Rate 21%)	(3,329,517)	(11,012,899)	(699,199)
2019 (Estimated Tax Rate 21%)	632,776	(10,380,123)	132,883
2020 (Estimated Tax Rate 21%)	(2,576,375)	(12,956,498)	(541,039)
2021 (Estimated Tax Rate 21%)	(1,987,122)	(14,943,620)	(417,296)
2022 (Estimated Tax Rate 21%)	(983,122)	(15,926,742)	(206,456)
2023 (Estimated Tax Rate 21%)	(579,157)	(16,505,899)	(121,623)
Total of NOL Carryforward		(16,505,899)	(3,005,237)

Most of the net operating loss carry-forward has been created through continuing operations.  In 2020, the Company wrote-off $1.58M due to the goodwill impairment from the purchase of Ultimate Brain Nutrients, LLC.  If we use the highest federal tax rate from 2022 and 2021 of 21% we would have a tax benefit, due to the net operating loss carry-forward of ($2,883,614) and ($2,677,158) respectively.  Due to being a Nevada corporation, we don’t have any state taxes due.  Pursuant to Sec. 172(b)(3) of the Internal Revenue Code, the Company relinquish the entire carryback period with respect to the net operating loss incurred for the tax year ended above, and will have such losses available for carryforward only due to the negative earnings.  All of the above listed carryforward balances will be subject to the carryover limit of 80% to offset future earnings for up to 20 years.

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

The change in Level 3 financial instrument is as follows:

Balance, January 1, 2023	$ 102,011
Issued during the months ended March 31, 2023	133,031
Change in fair value recognized in operations	(48,123)
Converted during the months ended March 31, 2023	(0)
Balance, March 31, 2023	$ 186,919

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, any discounts, if applicable, to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts, if applicable, under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the months ended March 31, 2023, the Company issued $388,888 of convertible debt with a bifurcated conversion option.

The convertible debt which has been issued, was issued as a financial instrument with no floor to the liability.  Due to this fact, for every reporting period we mark each instrument to the current market rate.  We currently use the Black-Scholes option pricing model in order to calculate what the current market rate is for each instrument.  Please see Note 7 for any further information on the value of each convertible debt instrument.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended March 31, 2023 of $16,505,898. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended March 31, 2023 and 2022, the Company had expenses totaling $0 and $1,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying statement of operations. As of March 31, 2023, there was a total of convertible debt of $0.00 and accrued interest payable of $0.00 due to an officer and director, employees, and shareholders.

NOTE 5 – LEASES

The company leases warehouse facilities under an operating lease that expires in 2025.  Prior to February 4, 2022 the company was leasing a warehouse facility on a month-to-month lease.  The aggregate minimum future non-cancelable lease commitments at March 31, 2023 are as follows:

2023	$ 51,169
2024	$ 70,883
2025	$ 5,926
Total	$ 144,851

Total rent expense for the months ended March 31, 2023 and 2022 was $16,873 and $15,370.

NOTE 6 – NOTES PAYABLE

As of March 31, 2023, the Company had the following:

Unsecured debt with a principal amount of $866 with shareholders of the Company, no due date, 0% interest,	866
Unsecured debt with a principal amount of $330,000, due 8/20/24, 10% interest, Late fee of the greater of $500 or 1% of the amount of the late payment, plus accrued and unpaid interest.	330,000

TOTAL	$ 330,866

As of March 31, 2023, the Company has an outstanding total of $14,214 in interest accrued for the above notes.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2022, the Company had the following:

Unsecured convertible debt with a principal amount of $6,750, due 01/19/17, 8% interest, default interest at 18%, converts at a 54% discount to market price based on the lowest trading prices in the last 20 days trading price	6,750
Unsecured convertible debt with a principal amount of $200,000, due 05/01/23, 12% interest, converts at a market price of $0.05 per share.	200,000
Unsecured convertible debt with a principal amount of $388,888, due 10/24/23, 0% interest, converts at the election of the holder at means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.	388,888

SUBTOTAL	595,638
Less: Discount	-
TOTAL	$ 595,638

Below represent the Black-Scholes Option Pricing Model calculations for the above convertible note payables:

Payee	Number of options valued	Value of Convertible Option
Unsecured Convertible debt #1	373,686	$ 8,144
Unsecured Convertible debt #2	4,424,000	$ 45,744
Unsecured Convertible debt #3	5,555,540	$ 133,031

As of March 31, 2023, the Company has an outstanding total of $21,200 in accrued interest for the above convertible note.

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

As of March 31, 2023, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

During the months ended March 31, 2023, the Company issued 320,000 shares of common stock.

On March 6, 2023, the Company issued 320,000 shares of common stock for consulting fees.

There were no shares issued during the fourth quarter 2022.  During the third quarter 2022, , the Company issued 340,000 shares of common stock for consulting fees along with issuing 340,621 shares of common stock to convert an outstanding note payable to a shareholder.  On May 19, 2022, the Company issued 4,400,000 shares of common stock for broker and consulting fees.  On April 22 and 25, 2022, the Company issued 2,000,000 shares of common stock for broker and funding fees.  On February 4, 2022, the Company issued 507,917 shares of common stock in a direct security purchase agreement.  On January 10, 2022, the Company cancelled 200,267 shares of common stock.  Further, on March 4, 2022, the Company cancelled 600,000 shares of common stock.

Warrant Issuances

During the month ending March 31, 2022, the Company issued 7,421,544 warrants to 2 parties at a par share price of $0.04716.  On February 2, 2022, the Company issued 2,000,000 warrants to an individual.  As of March 31, 2023, there were 23,421,544 warrants outstanding, of which 20,600,000 warrants are fully vested.

Stock Issued for Services

On March 6, 2023, the Company issued 320,000 shares of common stock for consulting fees.

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

NOTE 9 – BUSINESS SEGMENT INFORMATION

As of March 31, 2023, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the quarter March 31, 2023.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	614,943	614,943	-	-
Cost of Revenue	337,102	337,102	-	-
Long-lived Assets	732,030	229,304	502,727	-
Gain (Loss) Before Income Tax	(579,157)	(203,549)	(813)	(374,794)
Identifiable Assets	1,654,206	1,654,206	-	-
Depreciation and Amortization	549	549	-	-

As of March 31, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the quarter ended March 31, 2022.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	551,654	551,654	-	-
Cost of Revenue	226,949	226,949	-	-
Long-lived Assets	732,030	229,304	502,727	-
Gain (Loss) Before Income Tax	3,011	(19,171)	(663)	22,846
Identifiable Assets	2,008,524	2,008,524	-	-
Depreciation and Amortization	768	768	-	-

Currently, all of our customers are located in the United States of American and Canada.  Our revenues to our customers are not material to our overall total sales.  Our largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of our total sales in the months ending 2023 and 2022.

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

The Company evaluated its March 31, 2023 financial statements for subsequent events through April 14, 2023, the date the financial statements were available to be issued.

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

Overview

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our products have not been evaluated by the FDA or any similar regulatory body for safety and efficacy. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health. Our mission is to acquire or create products with health and performance benefits that have mass consumer appeal.

Guided by this mission, our first two acquisitions formed our current operating subsidiaries, Bergamet, which offers nutraceutical heart and immune health products, and UBN, which offers nutraceutical products for brain health. Through published research from outside sources, our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome.

Our Financial Condition and Going Concern Issues

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Introduction

We had revenues of $614,943 for the three months ended March 31, 2023, compared to $551,654 for the three months ended March 31, 2022. Our cost of revenue for the three months ended March 31, 2023 were $337,102, compared to $226,949 for the three months ended March 31, 2022.

Our operating expenses were $683,029 for the three months ended March 31, 2023, compared to $370,357 for the three months ended March 31, 2022, an increase of $312,672, or 84%. Our operating expenses consisted entirely of general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net gain (loss) for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

Revenue	$614,943	$551,654

Cost of Revenue	337,102	226,949

Gross Profit	277,841	324,705

Operating expenses:
General and administrative	683,029	370,357
Total operating expenses	683,029	370,357

Other income (expense)
Interest expenses, net of interest income	(89,060)	(32,957)
Change in fair value on derivative	(84,908)	78,978
Loss on extinguishment of debt	-	-
SBA Loan Forgiveness	-	-
Gain on sale of asset	-	2,643
Total other income (expense)	(173,968)	48,664

Net income (loss)	$(579,157)	$3,011

Revenues

We had revenues of $614,943 for the three months ended March 31, 2023, compared to $551,654 for the three months ended March 31, 2022, an increase of $63,290, or 11%. Our cost of revenue for the three months ended March 31, 2023 were $337,102, or 55% of revenue, compared to $226,949 for the three months ended March 31, 2022, or 41% of revenue.

Cost of Revenue

Cost of revenue was $337,102 for the three months ended March 31, 2023, compared to $226,949 for the three months ended March 31, 2022, an increase of $110,153, or 49%. Gross profit was $277,841 for the three months ended March 31, 2023, compared to $324,705 for the three months ended March 31, 2022, a decrease of $46,864, or 14%.

Cost of revenue as a percentage of revenues was 55% for the three months ended March 31, 2023, compared to 41% for the three months ended March 31, 2022.

General and Administrative

General and administrative expenses were $683,029 for the three months ended March 31, 2023, compared to $370,357 for the three months ended March 31, 2022. In the three months ended March 31, 2023, general and administrative expenses consisted mainly of advertising of $175,870, consulting fees of $193,405, professional fees of $104,233, and salary and wages of $35,157. In the three months ended March 31, 2022, general and administrative expenses consisted mainly of advertising of $162,329, consulting fees of $97,750, professional fees of $43,870, and salary and wages of $35,489.

Other Income (Expense)

Other income (expense) was $(173,968) for the three months ended March 31, 2023, compared to $48,664 for the three months ended March 31, 2022, a decrease of $222,632, or 457%. In the three months ended March 31, 2023, other income (expense) consisted of interest expenses, net of interest income of $(89,060) and change in fair value on derivative of $(84,908). In the three months ended March 31, 2022, other income (expense) consisted of interest expense, net of interest income of $(32,957) and change in fair value on derivative of $78,978. Change in fair value of derivative was related to the conversion of convertible debts into common stock shares.

Net Income (Loss)

Net income (loss) was ($579,157) and $3,011, or $0.00 and $0.00 per share, for the three months ended March 31, 2023 and 2021.

Our net income (loss) various from period to period primarily because of the change in fair value on derivative.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2023, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2022 was $65,651, and as of March 31, 2023 was $213,204. The increase in cash on hand was primarily from our net cash provided by financing activities of $457,812, offset in part by our net cash used in operating activities of $(310,259). Our monthly cash flow burn rate for the three months ended March 31, 2023 was approximately $26,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2023 and December 31, 2022, respectively, are as follows:

	March 31,	December 31,	Increase/
	2023	2022	(Decrease)

Cash	$213,204	$65,651	$147,553
Total Current Assets	2,002,808	1,990.572	12,235
Total Assets	2,825,422	2,781,118	44,304
Total Current and Total Liabilities	1,510,248	902,788	607,460

Our total current assets and total assets increased during the three months ended March 31, 2023 primarily as a result of our increase in cash of $147,553 and prepaid acquisition costs of $32,617, offset by our decrease in inventory of $164,922. Our accumulated deficit increased during the three months ended March 31, 2023 by $579,157 to $16,505,898.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2023 was $213,204. Based on our current level of revenues and monthly burn rate of approximately $26,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $(310,259) for the three months ended March 31, 2023, compared to $(108,408) for the three months ended March 31, 2022. We use our cash for normal business operations. Our net cash used in operating activities for the three months ended March 31, 2023 consisted of our net loss of $579,157 plus our decrease in accounts receivable of $29,604, offset by our increase in inventory of $164,922, change in fair value on derivative liability of $84,908, and increase in accounts payable of $23,170. Our net cash used in operating activities for the three months ended March 31, 2022 consisted of our net gain of $3,011 plus our increase in accounts payable of $68,153, offset by our change in fair value on derivative liability of $(78,978), decrease in accrue liabilities of $(54,767), and decrease in inventory of $(50,558).

Investing Activities

We had zero cash flows provided by investing activities for the three months ended March 31, 2023, compared to $(7,987) for the three months ended March 31, 2023.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2023 was $457,812, compared to $(13,417) for the three months ended March 31, 2022. Our net cash provided by financing activities consisted of proceeds from the issuance of convertible debt of $167,819, proceeds from issuance of note payable of $136,705, payments for repayment of convertible debt of $110,535, and payments for repayment of notes payable of $75,370, offset by expenses for the purchase of Hyperion and OP&M of $(32,617).

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1Legal Proceedings

There are no updates to the disclosure of legal proceedings in our Annual Report on Form 10-K.

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

Healthy Extracts Inc.

Dated: May 15, 2023	/s/ Kevin “Duke” Pitts
By:Kevin “Duke” Pitts
Its:President