Form 10-Q
period 2023-06-30
HEALTHY EXTRACTS INC.
filed 2023-08-14
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 345,492,442 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$92,501	$65,651
Accounts receivable, net	114,900	105,794
Inventory, net	1,464,625	1,819,128
Prepaid acquisition costs	118,632	53,015
Right of use asset, net	100,623	-
Notes receivable	34,500	-
Total current assets	1,925,214	2,043,587

Fixed assets	4,403	5,501
Patents/Trademarks	521,881	521,881
Deposit	16,890	16,890
Goodwill	193,260	193,260
Total other assets	736,434	737,531

TOTAL ASSETS	$2,662,214	$2,781,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$112,326	$91,316
Accrued liabilities	28,672	94,554
Lease liabilities - current	56,139	-
Lease liabilities - long-term	47,409	-
Notes payable	427,359	275,370
Notes payable - related party	866	866
Convertible debt, net of discount	595,638	317,284
Accrued interest payable	39,942	21,387
Derivative liabilities	173,069	102,011
Total current and total liabilities	1,481,418	902,788

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 345,492,442 shares issued and outstanding as of June 30, 2023 and 345,172,442 shares issued and outstanding as of December 31, 2022, respectively	345,492	345,172
Additional paid-in capital	18,608,436	17,459,899
Accumulated deficit	(17,773,134)	(15,926,742)
Total stockholders' equity	1,180,795	1,878,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,662,214	$2,781,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2023 AND 2022
(Unaudited)

	FOR THE 3 MONTHS ENDING		FOR THE 6 MONTHS ENDING
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022

REVENUE
Revenue	$588,484	$469,812	$1,203,427	$933,198
Net revenue	588,484	469,812	1,203,427	933,198

COST OF REVENUE
Cost of goods sold	303,415	195,556	640,517	334,238
Total cost of revenue	303,415	195,556	640,517	334,238

GROSS PROFIT	285,069	274,255	562,911	598,960

OPERATING EXPENSES
General and administrative	1,540,942	888,401	2,223,972	1,258,758
Total operating expenses	1,540,942	888,401	2,223,972	1,258,758

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(25,212)	(24,365)	(114,272)	(57,322)
Change in fair value on derivative	13,850	(220,817)	(71,058)	(141,839)
Gain on sale of asset	-	-	-	2,643

Total other income (expense)	(11,362)	(245,181)	(185,331)	(196,517)

Net income/(loss) before income tax provision	(1,267,235)	(859,326)	(1,846,392)	(856,315)

NET INCOME/(LOSS)	$(1,267,235)	$(859,326)	$(1,846,392)	$(856,315)

Income/(Loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	345,377,525	339,980,360	345,435,456	342,254,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS
	ENDING
	JUNE 30
	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$(1,846,392)	$(856,315)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,098	(219)
Warrants issued for services	1,148,857	422,300
Change in fair value on derivative liability	71,058	141,839
Changes in operating assets and liabilities:
Accounts receivable	(9,106)	33,148
Inventory	354,503	88,877
Cost in acquisition of Hyperion/OP&M	(65,617)	-
Right of use asset, net	(100,623)	-
Deposits	-	(16,890)
Notes receivable	(34,500)	-
Accounts payable	21,011	76,874
Accrued liabilities	(65,883)	(51,479)
Accrued interest payable	18,555	1,633
Accrued interest payable - related party	-	2,913
Lease liability - current	56,139	-
Lease liability - long-term	47,409	-
Net Cash used in Operating Activities	(403,493)	(157,319)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(7,987)
Gain on sale of asset	-	2,643
Cash flows provided by (used in) Investing Activities:	-	(5,344)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	(65,617)
Proceeds from issuance of convertible debt	350,000	539,000
Payments for repayment of convertible debt	(110,535)	(203,413)
Proceeds from issuance of noted payable	431,000	-
Payments for repayment of notes payable	(309,011)	-
Payments for repayment of noted payable - related party	-	(170,000)
Loan origination fees	68,888	-
Net Cash provided by Financing Activities	430,342	99,970

Increase (decrease) in cash	26,850	(62,693)
Cash at beginning of period	65,651	222,098
Cash at end of period	$92,501	$159,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDING JUNE 30, 2023 AND 2022
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	338,384,171	$338,384	17,075,974	$(14,943,620)	$2,470,738

Cancelation of common stock for debt	(800,267)	(800)	(53,013)	-	(53,813)

Issuance of common stock for cash	7,247,917	7,248	420,248	-	427,496

Issuance of common stock-Note Conversion	340,621	341	16,690	-	17,031

Net (loss) for the period	-	-	-	(983,121)	(983,121)

Balance - December 31, 2022	345,172,442	$345,172	17,459,899	$(15,926,742)	$1,878,330

Issuance of common stock for services	320,000	320	15,680	-	16,000

Fair value of vested restricted stock units	-	-	445,000	-	445,000

Fair value of unvested restricted stock units	-	-	76,047	-	76,047

Fair value of options and warrants issued	-	-	611,810	-	611,810

Net (loss) for the period	-	-	-	(1,846,392)	(1,846,392)

Balance - June 30, 2023	345,492,442	345,492	18,608,436	(17,773,133)	1,180,795

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

On January 13, 2023, the Company entered into definitive agreement to acquire nutraceutical manufacturer, Hyperion, and its digital marketing affiliate, Online Publishing and Marketing. The total purchase price for the acquisitions will be $1,750,000 in cash, $1,300,000 in the form of secured promissory notes, which will be due in twelve months once the purchase has occurred, and receive $1,250,000 in common stock shares equal to the thirty percent premium of our common stock on the date of closing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

In regards to inventory write-offs and allowances, our Company determines the net realizable value by using the various factors as following: excess or slow-moving inventories (12 months or more of inventory on hand), expiration dates (within 12 months of the current reporting period), current and future product demand, production planning, and market conditions. If any of these factors are found in the reporting period, management will review each item and determine if any additional allowances or write-offs need to be made. A change in any of these variable’s factors could result in an adjustment to inventory. Management has provided for any risks in the current inventory allowance booked.

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

Inventory

Inventories consist of health supplements held for sale in the ordinary course of business. The Company uses the weighted average cost method to value its inventories at the lower of cost and net realizable value. In pursuant to ASC 330-10-50-6, the components of inventory cost include raw materials, labor, and overhead. Additionally, the weighted average cost per unit is used as a basis to determine the cost amounts removed from inventory as the aggregate number of units expected to be delivered under each order. Finally, the net realizable value is determined by using the various factors as following: excess or slow-moving inventories (12 months or more of inventory on hand), expiration dates (within 12 months of the current reporting period), current and future product demand, production planning, and market conditions. If any of these factors are found in the reporting period, management will review each item and determine if any additional allowances or write-offs need to be made. A change in any of these variable’s factors could result in an adjustment to inventory.

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of June 30, 2023 and 2022, the total of inventory allowance was $1,914,891 and $1,914,891. The following are the classes held in inventory as of June 30, 2023 and 2022:

	JUNE 30,	DECEMBER 31,
	2023	2022
Inventory

Inventory Classes:
Raw Materials	$3,087,777	$3,398,655
Finished Goods	285,993	310,600
Work in process	5,816	24,764
Total inventory	3,379,516	3,734,019
Inventory allowance	(1,914,891)	(1,914,891)
Total inventory, net	1,464,625	1,819,128

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

As of June 30, 2023, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of June 30, 2023, after working through our analysis of goodwill during the months ended June 30, 2023.

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

Debt with Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations using the straight-line method. The offset to the contra-liability is recorded as either equity or liability in the Company’s consolidated balance sheets depending on the accounting treatment of the warrants. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible Debt – Derivative Treatment

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using a Monte Carlo simulation model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the straight-line method.

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

Mostly, revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer. Most of our shipping and handling costs are built into the transaction price, but if the customer asks for express shipping, the costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

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

The Company evaluates the criteria pursuant to ASC 606-10-55. Some of the different considerations that we use because of their significance are as follows: Collectability - payment has to be made prior to shipment unless the customer has agreed upon terms. Guaranties – we offer a money back to customers if they are unhappy with our products. Principal versus Agent Considerations - currently we are the principal and have not engaged an agents at this time and we have not recognized any revenues under the agent considerations.

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

If the Company receives a request for refund on a customer obligation, the Company will refund the full cost of the obligation due to our money back guarantee. Historically, we have done a valuation of our sales allowance account (customer returns). In 2022 our return percentage was 0.009% of sales and 2021 was 0.01% of sales. Due to the low refund percentage management decided there was not a need for an estimated adjustment for allowances and refunds due to materiality.

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

Concentration

There is no concentration of revenue for the months ended June 30, 2022 and for the months ended June 30, 2023.  The Company doesn’t have any customer with a percentage of revenue more than 10%.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company's deferred income taxes include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2023 and 2022, there were no uncertain tax positions that required accrual.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis. If the convertible debt is viewed as short-term, management chooses to expense the full debt discount in the period incurred is recorded as a gain or loss in the consolidated statement of operations.

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of June 30, 2023 and December 31, 2022 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2021	$92,527	-	-	$92,527
Derivative liability	9,484	-	-	9,484
Fair Value at December 31, 2022	$102,011	-	-	$102,011
Derivative liability	71,058	-	-	71,058
Fair Value at June 30, 2023	$173,069	-	-	$173,069

June 30, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	173,069	$173,069

December 31, 2022

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	102,011	$102,011

The details of derivative liability transactions for the period ended June 30, 2023 and December 31, 2022 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2021	$92,527
Issued during the months ended December 31, 2022	264,952
Derivative liabilities debt premium	(43,269)
Change in fair value on derivative	(212,199)
Converted during the months ended December 31, 2022	(0)
Balance, December 31, 2022	$102,011
Issued during the months ended June 30, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value on derivative	(35,837)
Converted during the months ended June 30, 2023	(38,172)
Balance, June 30, 2023	$173,069

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the period ending June 30, 2023 and December 31, 2022.

The Company determines the fair value of the derivative liability based on Level 3 inputs using the Black-Scholes option pricing model. The significant unobservable input assumptions that can significantly change the fair value includes common share price; amount of principal and accrued interest convertible into shares as of the conversion date, and the number of shares issuable upon conversion; expected exercise price; expected term; volatility; and risk-free interest rate.

Convertible Instruments

Convertible debt – derivative treatment

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Black-Sholes option pricing model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. If the convertible debt is viewed as short-term, management chooses to expense the full debt discount in the period incurred is recorded as a gain or loss in the consolidated statement of operations. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statement of operations.

Convertible debt – beneficial conversion feature

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

Debt modifications and extinguishments

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded under change in fair value on derivative, in the consolidated operation statements, as a gain or loss on extinguishment of the two separate liabilities. During the months ended June 30, 2023, the Company issued $388,888 of convertible debt.

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

The Company leases its office and warehouse space under non-cancellable capital leases. The Company accounts for this lease in accordance with ASC 842. Right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Capital lease expense is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred.

Finance lease expense is comprised of both interest expense, which is recognized using the effective interest method, and amortization of the right-of-use assets. These expenses are presented consistently with the presentation of other interest expense and amortization or depreciation of similar assets.

Common area maintenance fees (or CAMs) and other charges related to leases are expensed as incurred. See Note 5 — Right-of-Use Assets and Lease Liabilities for further discussion of the Company’s lease activities.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended June 30, 2023 of $17,725,470. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended June 30, 2023 and 2022, the Company had expenses totaling $0 and $1,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Unsecured debt A: On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2023	Balance at December 31, 2022
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$ 866	$ 866	$ 866
Total notes payable				$ 866	$ 866	$ 866
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$ 866	$ 866	$ 866

NOTE 5 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2022, the Company entered into a lease agreement for our warehouse facilities located at 7375 Commercial Way Suite 125, Henderson, Nevada 89011 with a term of 35 month 25 days and will expire in 2025. Prior to February 4, 2022 the company was leasing a warehouse facility on a month-to-month lease. The average monthly base rent for the first 12 months is approximately $5,333. For the next 24 months of the lease, the average monthly base rent will be approximately $5,694. As part of the agreement the Company will be responsible to share any property operating expenses estimated as $1,017 per month. Pursuant to ASC 842, the estimated operating expenses was included with the base rent and was included in the calculations of the right of use assets. The Company recorded operating lease right-of-use of $175,765 and lease liabilities for operating lease of $175,765.

Supplemental statements of operations information related to leases are as follows:

Months Ended
June 30, 2023
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2022	$-
Weighted average remaining lease term – operating leases (in years)	1.58
Average discount rate – operating leases	9.8%

June 30, 2023
Operating leases
Right-of-use assets, net of amortization of $75,142	$100,623

Short-term operating lease liabilities	$(56,139)
Long-term operating lease liabilities	(47,409)
Total operating lease liabilities	$(103,547)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2023 (remaining six months)	33,449
2024	69,635
2025	5,822
2026 and thereafter	-
Total lease payments	$108,906
Less: Imputed interest/present value discount	$ (5,359)
Present value of lease liabilities	$103,547

NOTE 6 – NOTES PAYABLE

As of June 30, 2023, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2023	Balance at December 31, 2022
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	$-	$75,370
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	200,000
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	306,641	-
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	120,718	-
Total notes payable				$861,000	$427,359	$ 275,370
Total notes payable, net				$861,000	$427,359	$ 275,370

Unsecured debt B: On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $180,000. The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022. There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023. During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B. During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full. As of June 30, 2023, the principal balance of the note was paid off.

Secured debt C: On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442. Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full. As of June 30, 2023, the principal balance of secured debt C was paid off.

Unsecured debt D: On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $23,359 towards the unsecured debt D. As of June 30, 2023, the outstanding principal balance of unsecured debt D totaled $306,641.

Secured debt E: On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of June 30, 2023, the principal balance of secured debt E was 120,718.

Total interest expense for notes payable to was $12,886 and $4,944 for the three months ended June 30, 2023 and 2022, respectively. The Company paid $3,583 and $0 in interest for the three months ended June 30, 2023 and 2022, respectively.

Consolidated Statements of Operations – Interest expense, net of interest income

	June	June
	30, 2023	30, 2022
Interest Income	$(7,549)	$(5,007)
Interest Expense	52,933	42,329
Origination Fees	68,888	20,000
Total of Interest Expense	$114,272	$57,322

NOTE 7 – CONVERTIBLE DEBT

As of June 30, 2023, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2023	Balance at December 31, 2022
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	110,535
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	200,000	200,000
Convertible promissory note #4	January 24, 2023	October 24, 2023	0%	388,888	388,888	-
Total notes payable				$757,888	$595,638	$317,285
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	$595,638	$317,285

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of June 30, 2023 was $6,750.

The fair value of the derivative as of June 30, 2023 was determined to be $9,952 using the Black-Scholes option pricing model based on the following assumptions: common share price of $0.0519 per share; expected exercise price of $0.0256 per share; volatility of 129%; expected dividend yield of zero; and annual risk-free interest rate of 5.18%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period. The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of June 30, 2023, the principal balance of the note was paid off the principal balance of the note was paid off.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based, prior to the note being paid off, on the following assumptions: common share price of $0.0519 per share; expected exercise price of $0.05 per share; volatility of 129%; expected dividend yield of zero; and annual risk-free interest rate of 5.18%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $89,895. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum. The outstanding balance on convertible promissory note #3 as of June 30, 2023 was $200,000. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future. The conversion price shall be $0.05 per share.

The fair value of the derivative was determined to be $72,983 using the Black-Scholes option pricing model based on the following assumptions: common share price of $0.0519 per share; expected exercise price of $0.05 per share; volatility of 129%; expected dividend yield of zero; and annual risk-free interest rate of 5.18%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $184,011. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. The outstanding balance on convertible promissory note #4 as of June 30, 2023 was $388,888. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $1,133,820 using the Black-Scholes option pricing model based on the following assumptions: common share price of $0.0519 per share; expected exercise price of $0.0444 per share; volatility of 129%; expected dividend yield of zero; and annual risk-free interest rate of 5.18%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Total interest expense for notes payable to was $6,070 and $24,424 for the three months ended June 30, 2023 and 2022, respectively. The Company paid $0 and $0 in interest for the three months ended June 30, 2023 and 2022, respectively.

NOTE 8 – DERIVATIVE LIABILITY

The Company evaluated the notes under the requirements of ASC 480 “Distinguishing Liabilities From Equity” (ASC 480) and concluded that the notes do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging Activities” and determined that the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company then evaluated the embedded derivative criteria in ASC 815, and concluded that the conversion features meet all the embedded derivative criteria in ASC 815, and therefore, the conversion features meet the definition of an embedded derivative that should be separated from the notes and accounted for as a derivative liability.

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	June 30, 2023	Upon Issuance 2023	December 31, 2022	Upon Issuance 2022
Stock Price	$ 0.052	$ 0.048	$ 0.04	$ 0.043 - 0.066
Exercise Price	$0.026 - 0.05	$ 0.045	$0.0224 - 0.05	$0.0224 - 0.05
Expected Life	0 - 0.32	0.75	0 - 0.59	1.0 - 1.2
Volatility	129%	145%	168%	194.52 - 197.12%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	5.18%	4.57%	4.02%	0.53 - 0.61%
Convertible Notes	626,516	388,888	317,285	356,000
Total Fair Value	$ 173,069	$ 174,234	$ 102,011	$ 273,906

The expected life of the note was based on the remaining contractual term of the instruments. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank.

Consolidated Statement of Operations – Change in fair value on derivative

During the year ended December 31, 2022, , the following transactions were recorded in the account “change in fair value on derivative”: (i)  as a result of the issuance of convertible notes, the Company recorded derivative liabilities of $(264,952); (ii) the Company viewed the convertible debt derivatives as short term and thus chose to record as other income the debt premium associated with the derivative liabilities incurred during this period in the amount of $43,269; and (iii) the change in the fair value of these derivative liabilities for the year ended December 31, 2022 resulted in a gain of $212,199.

During the period ended June 30, 2023, the following transactions were recorded in the account “change in fair value on derivative”: (i) as a result of the issuance of convertible notes, the Company recorded derivative liabilities of $(145,067); (ii) the Company viewed the convertible debt derivatives as short term and thus chose to expense the debt discounts associated with the derivative liabilities incurred during this period in the amount of $(29,167); (iii) the changes in the fair value of these derivative liabilities for the period ended June 30, 2023 resulted in a gain of $35,837; and (iv) the Company recorded a gain on debt extinguishment of $38,172 to account for the extinguishment of derivative liabilities associated with the settlement or the conversion of the convertible debt accounted for as a derivative liability.

The details of derivative liability transactions for the period ended June 30, 2023 and December 31, 2022 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2021	$ 92,527
Issued during the months ended December 31, 2022	264,952
Derivative liabilities debt premium	(43,269)
Change in fair value recognized in operations	(212,199)
Converted during the months ended December 31, 2022	(0)
Balance, December 31, 2022	$102,011
Issued during the months ended June 30, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(35,837)
Converted during the months ended June 30, 2023	(38,172)
Balance, June 30, 2023	$173,069

NOTE 9 – INCOME TAXES

The effective income tax rate for the years ended June 30, 2023 and 2022 differs from the U.S. Federal statutory rate due to the following:

	June 2023	June 2022
Federal statutory income tax rate	$508,880	$(179,826)
Change in valuation allowance	(508,880)	179,826
	$-	$-

The components of the deferred tax assets and liabilities at June 30, 2023 and 2022 are as follows:

	June 2023	June 2022
Long-term deferred tax assets:
Federal net operating loss carryforwards	$508,880	$179,826
Valuation allowance	(508,880)	(179,826)
Net long-term deferred tax assets	$-	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company originally authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased the authorized number of shares to 500,000,000. Also, the Company increased the authorized preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock. During January 2018, the Company increased its authorized number of common shares to 1,000,000,000. During April 2018, the Company increased its authorized number of common shares to 2,500,000,000. The Board of Directors, in the future, has the authority to increase the authorized capital up to 4,000,000,000 shares based on shareholder approval.

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

As of June 30, 2023, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

During the three months ended March 31, 2023, the Company issued 320,000 shares of common stock for consulting fees at a per share price of $0.05. During the three months ended June 30, 2023, the Company did not issue any shares of common stock.

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

Warrant Issuances

During the month ending March 31, 2022, the Company issued 7,421,544 warrants to 2 unrelated parties at a per share price of $0.04716. On February 2, 2022, the Company issued 2,000,000 warrants to an individual at a per share price of $0.05. As of June 30, 2023, there were 23,421,544 warrants outstanding, of which 16,000,000 warrants are fully vested.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2022	16,000,000	$ 0.06	2.64	$ -
Granted	7,421,544	0.05	4.56	35,178
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2023	23,421,544	$ 0.06	2.59	$ 35,178

Vested and expected to vest at June 30, 2023	23,421,544	$ 0.06		$ 35,178

Exercisable at June 30, 2023	23,421,544	$ 0.06		$ 35,178

At June 30, 2023, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

Stock Issued for Services

On March 6, 2023, the Company issued 320,000 shares of common stock for consulting fees at a per share price of $0.05.

On September 13, 2022, the Company issued 340,000 shares of common stock for consulting fees at a per share price of $0.05. During the period ending June 30, 2022, the Company issued 6,400,000 shares of common stock for broker, consulting, and funding fees at a per share price of $0.05.

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

Omnibus Stock Grant and Option Plan

The following summary of options activity for the three months ended June 30, 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2022	4,600,000	$ 0.05	2.84	8,740
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2023	4,600,000	$ 0.05	2.84	$ 8,740

Vested and expected to vest at June 30, 2023	4,600,000	$ 0.05		$ 8,740
Exercisable at June 30, 2023	4,600,000	$ 0.05		$ 8,740

At June 30, 2023, the intrinsic value of these stock options was $8,740 as the exercise price of these stock options were less than the market price.

On December 26, 2022, the Company canceled 12,150,000 stock options with a strike price of $0.05.

The following summary of restricted stock units activity for the three months ended June 30, 2023 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2022	-	-
Granted	15,975,000	0.05
Vested	(8,900,000)	0.05
Forfeited	-	-
Non-vested at June 30, 2023	7,075,000	0.05

The total fair value of restricted stock units vested during the three months ended June 30, 2023 was $445,000 and is included in selling, general and administrative expenses in the accompanying consolidation statements of operations. As of June 30, 2023, the amount of unvested compensation related to issuances of restricted stock units fair value was $298,153 and $76,047 has been expensed and is included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended June 30,
	2023	2022
Risk-free interest rate	5.18%	2.75%
Average expected term (years)	4.7 years	4.75 years
Expected volatility	129.0%	194.8%
Expected dividend yield	-	-

Offering Circular

During the first part of the 2021, the Company filed a Regulation A Offering Circular with the U.S. Securities and Exchange Commission. The Offering Circular was qualified during August 2021.

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of June 30, 2023, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the quarter June 30, 2023.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,203,427	1,203,427	-	-
Cost of Revenue	640,517	640,517	-	-
Long-lived Assets	732,030	229,304	502,727	-
Gain (Loss) Before Income Tax	(1,846,392)	(366,435)	(4,113)	(1,475,843)
Identifiable Assets	1,654,206	1,654,206	-	-
Depreciation and Amortization	1,098	1,098	-	-

As of June 30, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the quarter ended June 30, 2022.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	933,198	933,198	-	-
Cost of Revenue	495,178	495,178	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(856,315)	(124,830)	(663)	(730,812)
Identifiable Assets	1,975,879	1,975,879	-	-
Depreciation and Amortization	219	219	-	-

Currently, all of our customers are located in the United States of American and Canada. Our revenues to our customers are not material to our overall total sales. Our largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of our total sales in the months ending 2023 and 2022.

NOTE 12 – SUBSEQUENT EVENTS

The key terms for the 15,975,000 RSU are as follows: the effective grant date for all RSU’s is April 28, 2023. Each of the RSU’s will have a purchase price of $0.01 (prior to the reverse split). 8,900,000 of the RSU’s had an expiration date of June 30, 2023 and are all immediately vested once granted.  All of the 8,900,000 shares of common stock were issued on July 5, 2023. 7,075,000 of the RSU’s will have an expiration date of March 31, 2024 and will vest on January 1, 2024. Any of the RSU will be forfeited without any payment or consideration by the holder. The RSU’s comply with Section 409A.

The Company evaluated its June 30, 2023 financial statements for subsequent events through August 11, 2023, the date the financial statements were available to be issued.

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

Guided by this mission, our first two acquisitions formed our current operating subsidiaries, Bergamet, which offers nutraceutical heart and immune health products, and UBN, which offers nutraceutical products for brain health.  Based on published research from third-party sources, we believe our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Introduction

We had revenues of $588,484 and $1,203,427 for the three and six months ended June 30, 2023, compared to $469,812 and $933,198 for the three and six months ended June 30, 2022. Our cost of revenue for the three and six months ended June 30, 2023 were $303,415 and $640,517, compared to $195,556 and $334,238 for the three and six months ended June 30, 2022.

Our operating expenses were $1,540,942 and $2,223,972 for the three and six months ended June 30, 2023, compared to $888,401 and $1,258,758 for the three and six months ended June 30, 2022. Our operating expenses consisted entirely of general and administrative expenses.

Our net loss was $1,267,235 and $1,846,392 for the three and six months ended June 30, 2023, compared to $859,326 and $856,315 for the three and six months ended June 30, 2022.

Revenues and Net Operating Loss

Our revenue, operating expenses, other income (expense), and net loss for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenue	$588,484	$469,812	1,203,427	933,198

Cost of Revenue	303,415	195,556	640,517	334,238

Gross Profit	285,069	274,255	562,911	598,960

Operating expenses:
General and administrative	1,540,942	888,401	2,223,972	1,258,758
Total operating expenses	1,540,942	888,401	2,223,972	1,258,758

Other income (expense)
Interest expenses, net of interest income	(25,212)	(24,365)	(114,272)	(57,322)
Change in fair value on derivative	13,850	(220,817)	(71,058)	(141,839)
Gain on sale of asset	-	-	-	2,643
Total other income (expense)	(11,362)	(245,181)	(185,331)	(196,517)

Net income (loss)	$(1,267,235)	$(859,326)	(1,846,392)	(856,315)

Revenues

We had revenues of $588,484 and $1,203,427 for the three and six months ended June 30, 2023, compared to $469,812 and $933,198 for the three and six months ended June 30, 2022, an increase of $118,672, or 25%, and $270,230, or 29%, respectively. Revenues for the three months ended December 31, 2022 were $583,287.  We expect strong growth to increase as our direct consumer sales and marketing efforts continue to perform.

Cost of Revenue

Our cost of revenue for the three and six months ended June 30, 2023 were $303,415 and $640,517, compared to $195,556 and $334,238 for the three and six months ended June 30, 2022, an increase of $107,859, or 55%, and $306,279, or 92%, respectively. Gross profit for the three and six months ended June 30, 2023 was $285,069 and $562,911, compared to $274,255 and $598,960 for the three and six months ended June, 30, 2022, an increase of $10,814, or 4%, and a decrease of $36,049, or 6%, respectively.

Cost of revenue as a percentage of revenues was 52% and 53% for the three and six months ended June 30, 2023, compared to 42% and 36% for the three and six months ended June 30, 2022. Cost of revenue was higher in 2023 compared to 2022 because of higher material and shipping costs.

General and Administrative

Our general and administrative expenses were $1,540,942 and $2,223,972 for the three and six months ended June 30, 2023, compared to $888,401 and $1,258,758 for the three and six months ended June 30, 2022, an increase of $652,541, or 73%, and $965,214, or 77%, respectively. In the three months ended June 30, 2023, general and administrative expenses consisted mainly of consulting fees of $766,405, stock based compensation $432,047, advertising of $168,148, accounting and legal fees of $30,883, and salary and wages of $36,813. In the three months ended June 30, 2022, general and administrative expenses consisted mainly of advertising of $149,690, consulting fees of $133,200, professional fees of $28,123, and salary and wages of $36,388.  During the three months ended June 30, 2023, part of the increase in costs were due to a catch up of stock compensation that occurred.  Additionally, some of the incremental costs of the Company’s uplist have not been deferred and have been included.

Other Income (Expense)

Other income (expense) was $(11,362) and $(185,331) for the three and six months ended June 30, 2023, compared to $(245,181) and $(196,517) for the three and six months ended June 30, 2022, a decrease of $233,819, or 95%, and $11,186, or 6%, respectively. In the six months ended June 30, 2023, other income (expense) consisted of interest expenses, net of interest income of $(25,212) and change in fair value on derivative of $13,850. In the three months ended June 30, 2022, other income (expense) consisted of interest expense, net of interest income of $(24,365) and change in fair value on derivative of $(220,817). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares.

Net Income (Loss)

Net income (loss) was $(1,267,235) and $(1,846,392), or $0.00 and $0.01 per share, for the three and six months ended June 30, 2023, compared to $(859,326) and $(856,315), or $0.00 and $0.00 per share, for the three and six months ended June 30, 2022.

Our net income (loss) varies from period to period primarily because of the change in fair value on derivative and our increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the three and six months ended June 30, 2023, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2022 was $65,651, as of March 31, 2023 was $213,204, and as of June 30, 2023 was $92,501. The increase in cash on hand at March 31, 2023 was primarily from our net cash provided by financing activities. Our monthly cash flow burn rate for the six months ended June 30, 2023 was approximately $67,250. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2023 and December 31, 2022, respectively, are as follows:

	June 30,	December 31,	Increase/
	2023	2022	(Decrease)

Cash	$92,501	$65,651	$26,850
Total Current Assets	1,925,780	2,043,587	(117,807)
Total Assets	2,662,214	2,781,118	(118,904)
Total Current and Total Liabilities	1,481,418	902,788	578,631

Our total current assets and total assets decreased slightly during the six months ended June 30, 2023 primarily as a result of our decrease in inventory of $354,503, offset in part by our increase in right of use asset and prepaid acquisition costs. Our accumulated deficit increased during the six months ended June 30, 2023 by $1,846,392 to $17,773,134.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2023 was $92,501. Based on our current level of revenues and monthly burn rate of approximately $67,250 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $403,493 for the six months ended June 30, 2023, compared to $157,319 for the six months ended June 30, 2022. We use our cash for normal business operations. Our net cash used in operating activities for the six months ended June 30, 2023 consisted of our net loss of $1,846,392, offset in part by our warrants issued for services of $1,148,857, and increase in inventory of $354,503. Our net cash used in operating activities for the three months ended June 30, 2022 consisted of our net loss of $856,315, offset in part by our warrants issued for services of $422,300, an increase in accounts payable of $76,874, and an increase in accounts receivable of $33,148.

Investing Activities

We had zero cash flows provided by investing activities for the six months ended June 30, 2023, compared to $(5,344) for the six months ended June 30, 2022.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2023 was $430,342, compared to $99,970 for the six months ended June 30, 2022. Our net cash provided by financing activities consisted of proceeds from the issuance of notes payable of $431,000, proceeds from the issuance of convertible debt of $350,000, and loan origination fees of $68,888, offset by repayment of notes payable of $309,011 and repayment of convertible debt of $110,535.

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2023, we issued 320,000 shares of our common stock, restricted in accordance with Rule 144, to two consultants for services.

On January 24, 2023, we entered into a Securities Purchase Agreement for the sale of convertible notes in the aggregate principal amount of $388,888, and warrants to acquire 7,421,544 shares of our common stock at an exercise price of $0.04716 per share, to two investors. The Notes contained an original issue discount of 10%, and thus the proceeds to us was $350,000. The Notes do not bear interest unless we are in default, have a maturity date of October 24, 2023, and all amounts are payable on the maturity date. The Notes are convertible into our common stock at the election of the holder at means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

On March 20, 2023, we entered into a Promissory Note and a Common Stock Purchase Warrant with a single investor. The note is in the principal amount of Three Hundred Thirty Thousand Dollars ($330,000), had an original issue discount of 10% (or $30,000) and bears interest at a rate of ten percent (10%) per annum. Fifteen (15) monthly payments of $23,359.15 are due between the issue date and the maturity date of September 17, 2024. The warrants are to acquire three million three hundred thousand (3,300,000) shares of our common stock, are exercisable for three (3) years at an exercise price of $0.05 per share, and contain a cashless exercise option for the holder. The proceeds from the note were used to pay off and consolidate other outstanding debt obligations, significantly reducing our monthly cash payments.

The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation involved in the offerings, and the parties were either sophisticated or accredited.

ITEM 3Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4Mine Safety Disclosures

Not applicable.

ITEM 5Other Information

None.

ITEM 6Exhibits

(a)Exhibits

Exhibit No.	Name and/or Identification of Exhibit
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (2)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of Grey Cloak Tech Inc.

10.1 (3)	Securities Purchase Agreement dated January 24, 2023

10.2 (3)	10% OID Promissory Note dated January 24, 2023

10.3 (3)	Common Stock Purchase Warrant dated January 24, 2023

10.4 (4)	Promissory Note dated March 20, 2023

10.5 (4)	Common Stock Purchase Warrant dated March 20, 2023

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

(2)	Incorporated by reference from our Annual Report on Form 10-K dated and filed with the Commission on February 19, 2021.

(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 27, 2023.

(4)	Incorporated by reference from our Current Report on Form 8-K dated March 22, 2023 and filed with the Commission on March 23, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthy Extracts Inc.

Dated: August 11, 2023	/s/ Kevin “Duke” Pitts
By:Kevin “Duke” Pitts
Its:President