Form 10-Q
period 2023-09-30
HEALTHY EXTRACTS INC.
filed 2023-11-14
CIK 1630176

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 354,492,442 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1Financial Statements

HEALTHY EXTRACTS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Unaudited)

	SEPTEMBER 30	DECEMBER 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$46,391	$65,651
Accounts receivable	109,224	105,794
Inventory, net	1,527,575	1,819,128
Offering costs	135,202	-
Prepaid acquisition costs	-	53,015
Right of use asset, net	86,279	-
Total current assets	1,904,671	2,043,587

Fixed assets	3,855	5,501
Patents/Trademarks	521,881	521,881
Deposit	16,890	16,890
Goodwill	193,260	193,260
Total other assets	735,885	737,531

TOTAL ASSETS	$2,640,556	$2,781,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$68,537	$91,316
Accrued liabilities	188,770	94,554
Lease liabilities - current	62,989	-
Lease liabilities - long-term	26,187	-
Notes payable	401,630	275,370
Notes payable - related party	83,366	866
Convertible debt, net of discount	595,638	317,284
Accrued interest payable	52,876	21,387
Accrued interest payable - related party	380	-
Derivative liabilities	135,698	102,011
Total current and total liabilities	1,616,071	902,788

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 354,492,442 shares issued and outstanding as of September 30, 2023, and 345,172,442 shares issued and outstanding as of December 31, 2022, respectively	354,492	345,172
Additional paid-in capital	18,691,050	17,459,899
Accumulated deficit	(18,021,058)	(15,926,742)
Total stockholders' equity	1,024,485	1,878,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,640,556	$2,781,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	FOR THE 3 MONTHS ENDING		FOR THE 9 MONTHS ENDING
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022

REVENUE
Revenue	$613,541	$499,653	$1,816,968	$1,432,850
Net revenue	613,541	499,653	1,816,968	1,432,850

COST OF REVENUE
Cost of goods sold	120,309	68,551	760,825	402,788
Total cost of revenue	120,309	68,551	760,825	402,788

GROSS PROFIT	493,233	431,102	1,056,143	1,030,062

OPERATING EXPENSES
General and administrative	754,026	485,568	2,977,998	1,744,326
Total operating expenses	754,026	485,568	2,977,998	1,744,326

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(24,502)	(11,336)	(138,774)	(68,657)
Change in fair value on derivative	37,371	(104,421)	(33,687)	(246,260)
Gain on sale of asset	-	-	-	2,643

Total other income (expense)	12,869	(115,757)	(172,461)	(312,274)

Net income/(loss) before income tax provision	(247,924)	(170,223)	(2,094,316)	(1,026,538)

NET INCOME/(LOSS)	$(247,924)	$(170,223)	$(2,094,316)	$(1,026,538)

Income/(Loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	348,284,383	341,619,198	349,849,154	342,514,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS
	ENDING
	SEPTEMBER 30
	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$(2,094,316)	$(1,026,538)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,646	329
Warrants issued for services	1,275,471	402,100
Change in fair value on derivative liability	33,687	246,260
Changes in operating assets and liabilities:
Accounts receivable	(3,430)	32,585
Inventory	291,553	91,523
Offering Costs	(135,202)	-
Cost in acquisition of Hyperion/OP&M	53,015	-
Right of use asset, net	(86,279)	-
Deposits	-	(16,890)
Accounts payable	(22,778)	76,799
Accrued liabilities	94,216	(52,330)
Accrued interest payable	31,489	16,621
Accrued interest payable - related party	380	(14,118)
Lease liability - current	62,989	-
Lease liability - long-term	26,187	-
Net Cash used in Operating Activities	(471,373)	(243,658)

Cash Flows from Investing Activities:

Purchase of fixed assets	-	(7,987)
Gain on sale of asset	-	2,643
Cash flows provided by (used in) Investing Activities:	-	(5,344)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	(35,000)	(11,386)
Proceeds from issuance of convertible debt,	350,000	445,826
Payments for repayment of convertible debt	(110,535)	(256,826)
Proceeds from issuance of noted payable	627,000	93,174
Payments for repayment of notes payable	(530,740)	-
Proceeds from issuance of noted payable - related party	82,500	-
Payments for repayment of noted payable - related party	-	(170,000)
Loan origination fees	68,888	-
Net Cash provided by Financing Activities	452,113	100,788

Increase (decrease) in cash	(19,260)	(148,214)
Cash at beginning of period	65,651	222,098
Cash at end of period	$46,391	$73,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2023 AND 2022
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	338,384,171	$338,384	17,075,974	$(14,943,620)	$2,470,738

Cancelation of common stock for debt	(800,267)	(800)	(53,013)	-	(53,813)

Issuance of common stock for cash	507,917	508	24,888	-	25,396

Issuance of common stock for services	6,740,000	6,740	395,360	-	402,100

Issuance of common stock - Note Conversion	340,621	341	16,690	-	17,031

Net (loss) for the period	-	-	-	(1,026,538)	(1,026,538)

Balance - September 30, 2022	345,172,442	$345,173	17,459,899	$(15,970,158)	$1,834,913

Issuance of common stock for services	320,000	320	15,680	-	16,000

Fair value of restricted stock units	-	-	76,047	-	76,047

Fair value of options and warrants issued	-	-	698,424	-	698,424

Issuance of common stock-restricted stock units issued	9,000,000	9,000	441,000	-	450,000

Net (loss) for the period	-	-	-	(2,094,316)	(2,094,316)

Balance - September 30, 2023	354,492,442	354,492	18,691,050	(18,021,058)	1,024,485

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

On January 13, 2023 the Company entered into definitive agreement to acquire nutraceutical manufacturer, Hyperion, and its digital marketing affiliate, Online Publishing and Marketing. The total purchase price for the acquisitions will be $1,750,000 in cash, $1,300,000 in the form of secured promissory notes, which will be due in twelve months once the purchase has occurred, and $1,250,000 worth of our common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of September 30, 2023 and December 31, 2022, the total of inventory allowance was $1,643,585 and $1,914,891. The following are the classes held in inventory as of September 30, 2023 and December 31, 2022:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Inventory

Inventory Classes:
Raw Materials	$3,135,059	$3,398,655
Finished Goods	5,788	310,600
Work in process	30,313	24,764
Total inventory	3,171,160	3,734,019
Inventory allowance	(1,643,585)	(1,914,891)
Total inventory, net	1,527,575	1,819,128

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets established in connection with business combinations consist of patents, trademarks, and trade names. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with it carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. With the acquisition of Ultimate Brain Nutrients on April 3, 2020 the Company added a purchasing value of $315,604 in patents to its balance sheet.

As of September 30, 2023, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of September 30, 2023, after working through our analysis of goodwill during the months ended September 30, 2023.

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

Convertible Debt – Derivative Treatment

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlying’s, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using a Black-Scholes Option-Pricing model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the straight-line method.

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

The Company evaluates the criteria pursuant to ASC 606-10-55. Some of the different considerations that we use because of their significance are as follows:  Collectability - payment has to be made prior to shipment unless the customer has agreed upon terms. Guaranties – we offer a money back to customers if they are unhappy with our products. Principal versus Agent Considerations - currently we are the principal and have not engaged an agent at this time and we have not recognized any revenues under the agent considerations.

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

Concentration

There is no concentration of revenue for the months ended September 30, 2022 and for the months ended September 30, 2023 because the revenue was earned from multiple customers.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2023 and 2022, there were no uncertain tax positions that required accrual.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of September 30, 2023 and December 31, 2022 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2021	$92,527	-	-	$92,527
Derivative liability	102,011	-	-	102,011
Fair Value at December 31, 2022	$102,011	-	-	$102,011
Derivative liability	135,698	-	-	135,698
Fair Value at September 30, 2023	$135,698	-	-	$135,698

September 30, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	135,698	$135,698

December 31, 2022

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	102,011	$102,011

The details of derivative liability transactions for the period ended September 30, 2023 and December 31, 2022 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2021	$92,527
Issued during the months ended December 31, 2022	264,952
Derivative liabilities debt premium	(43,269)
Change in fair value recognized in operations	(212,199)
Converted during the months ended December 31, 2022	(0)
Balance, December 31, 2022	$102,011
Issued during the months ended September 30, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(102,375)
Converted during the months ended September 30, 2023	(38,172)
Balance, September 30, 2023	$135,698

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the period ending September 30, 2023 and December 31, 2022.

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

Debt modifications and extinguishments

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded under change in fair value on derivative, in the consolidated operation statements, as a gain or loss on extinguishment of the two separate liabilities. During the months ended September 30, 2023, the Company issued $388,888 of convertible debt.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the period ended September 30, 2023 of $18,021,058. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended September 30, 2023 and December 31, 2022, the Company had expenses totaling $0 and $1,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at September 30, 2023	Balance at December 31, 2022
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$ 866	$ 866	$ 866
Unsecured debt H	September 1, 2023	January 1, 2024	10%	$ 82,500	$ 82,500	$ 866
Total notes payable				$ 83,366	$ 83,366	$ 866
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$ 83,366	$ 83,366	$ 866

Unsecured debt A:  On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%.

Unsecured debt H:  On September 1, 2023, the Company received an unsecured line of credit in the principal of up to $82,500 with a loan origination fee in the amount of $7,500, which was amortized over the life of the line of credit. The net proceeds from this line of credit were $75,000. The loan is unsecured and is due for repayment on January 1, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of September 30, 2023, the outstanding principal balance of unsecured debt G totaled $75,000.

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

Supplemental statements of operations information related to leases are as follows:

Months Ended
September 30, 2023
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2022	$-
Weighted average remaining lease term – operating leases (in years)	1.33
Average discount rate – operating leases	9.8%

September 30, 2023
Operating leases
Right-of-use assets, net of amortization of $75,142	$86,279

Short-term operating lease liabilities	$(62,989)
Long-term operating lease liabilities	(26,187)
Total operating lease liabilities	$(89,176)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2022 (remaining eleven months)	$-
2023	16,779
2024	69,635
2025	5,822
2026 and thereafter	-
Total lease payments	$92,182
Less: Imputed interest/present value discount	$(3,005)
Present value of lease liabilities	$89,176

NOTE 6 – NOTES PAYABLE

As of September 30, 2023, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at September 30, 2023	Balance at December 31, 2022
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	$-	$75,370
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	200,000
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	236,564	-
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt G	July 26, 2023	May 18, 2024	12.99%	196,000	165,066	-
Total notes payable				$1,057,000	$401,630	$ 275,370
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$1,057,000	$401,630	$ 275,370

Unsecured debt B:  On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $180,000. The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022. There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023. During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B. During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full. As of September 30, 2023, the principal balance of the note was paid off.

Secured debt C:  On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442. Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full. As of September 30, 2023 the principal balance of secured debt C was paid off.

Unsecured debt D:  On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $93,437 towards the unsecured debt D. As of September 30, 2023, the outstanding principal balance of unsecured debt D totaled $236,564.

Secured debt E:  On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of September 30, 2023 the principal balance of secured debt E was paid off.

Secured debt F:  On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month. During 2023, the Company has made principal payments totaling $30,934 towards the secured debt E. As of September 30, 2023 the principal balance of secured debt E was $165,066.

Total interest expense for notes payable to was $12,830 and $5,000 for the three months ended September 30, 2023 and 2022, respectively. The Company paid $5,653 and $0 in interest for the three months ended September 30, 2023 and 2022, respectively.

Consolidated Statements of Operations – Interest expense, net of interest income

	September 30,	September 30,
	2023	2022
Interest Income	$(10,061)	$(8,660)
Interest Expense	79,947	57,317
Origination Fees	68,888	20,000
Total of Interest Expense	$138,774	$68,657

NOTE 7 – CONVERTIBLE DEBT

As of September 30, 2023, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at September 30, 2023	Balance at December 31, 2022
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	110,535
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	200,000	200,000
Convertible promissory note #4	January 24, 2023	October 24, 2023	0%	388,888	388,888	-
Total notes payable				$757,888	$595,638	$317,285
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	$595,638	$317,285

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of September 30, 2023 was $6,750.

The fair value of the derivative as of September 30, 2023 was determined to be $10,574 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $0.05275 per share; expected exercise price of $0.0251 per share; volatility of 105%; expected dividend yield of zero; and annual risk-free interest rate of 5.40%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period. The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of September 30, 2023, the principal balance of the note was paid off the principal balance of the note was paid off.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based, prior to the note being paid off, on the following assumptions:  common share price of $0.05275 per share; expected exercise price of $0.05 per share; volatility of 105%; expected dividend yield of zero; and annual risk-free interest rate of 5.40%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $89,895. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum. The outstanding balance on convertible promissory note #3 as of September 30, 2023 was $200,000. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future. The conversion price shall be $0.05 per share.

The fair value of the derivative was determined to be $74,762 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $0.05275 per share; expected exercise price of $0.05 per share; volatility of 105%; expected dividend yield of zero; and annual risk-free interest rate of 5.40%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $184,011. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. The outstanding balance on convertible promissory note #4 as of September 30, 2023 was $388,888. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $50,362 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $0.05275 per share; expected exercise price of $0.0464 per share; volatility of 105%; expected dividend yield of zero; and annual risk-free interest rate of 5.40%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Total interest expense for notes payable to was $6,138 and $9,988 for the three months ended September 30, 2023 and 2022, respectively. The Company paid $0 and $17,031 in interest for the three months ended September 30, 2023 and 2022, respectively.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	September 30, 2023	Upon Issuance 2023	December 31, 2022	Upon Issuance 2022
Stock Price	$0.05275	$0.048	$0.04	$0.043-0.066
Exercise Price	$0.025-0.05	$0.045	$0.0224-0.05	$0.0224-0.05
Expected Life	0-0.07	0.75	0-0.59	1.0-1.2
Volatility	105%	145%	168%	194.52-197.12%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	5.40%	4.57%	4.02%	0.53-0.61%
Convertible Notes	595,638	388,888	317,285	356,000
Total Fair Value	$135,698	$174,234	$102,011	$273,906

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

During the period ended September 30, 2023, the following transactions were recorded in the account “change in fair value on derivative”: (i) as a result of the issuance of convertible notes, the Company recorded derivative liabilities of $(145,067); (ii) the Company viewed the convertible debt derivatives as short term and thus chose to expense the debt discounts associated with the derivative liabilities incurred during this period in the amount of $(29,167); (iii) the changes in the fair value of these derivative liabilities for the period ended September 30, 2023 resulted in a gain of $102,375; and (iv) the Company  recorded a gain on debt extinguishment of $38,172 to account for the extinguishment of derivative liabilities associated with the settlement or the conversion of the convertible debt accounted for as a derivative liability.

The details of derivative liability transactions for the period ended September 30, 2023 and December 31, 2022 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2021	$92,527
Issued during the months ended December 31, 2022	264,952
Derivative liabilities debt premium	(43,269)
Change in fair value recognized in operations	(212,199)
Converted during the months ended December 31, 2022	(0)
Balance, December 31, 2022	$102,011
Issued during the months ended September 30, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(102,375)
Converted during the months ended September 30, 2023	(38,172)
Balance, September 30, 2023	$135,698

NOTE 9 – INCOME TAXES

The effective income tax rate for the years ended September 30, 2023 and 2022 differs from the U.S. Federal statutory rate due to the following:

	September 2023	September 2022
Federal statutory income tax rate	$562,157	$(166,169)
Change in valuation allowance	(562,157)	166,169
	$-	$-

The components of the deferred tax assets and liabilities at September 30, 2023 and 2022 are as follows:

	September 2023	September 2022
Long-term deferred tax assets:
Federal net operating loss carryforwards	$562,157	$166,169
Valuation allowance	(562,157)	(166,169)
Net long-term deferred tax assets	$-	$-

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

As of September 30, 2023, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

During the months ended March 31, 2023, the Company issued 320,000 shares of common stock. During the months ended June 30, 2023, the Company did not issue any shares of common stock. During the months ended September 30, 2023, the Company issued 9,000,000 shares of common stock for the Restricted Stock Units which were executed. The holders paid the Company $0.01 for each share of common stock and the value of each share was $0.05.

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

Warrant Issuances

During the month ending March 31, 2022, the Company issued 7,421,544 warrants to 2 unrelated parties at a per share price of $0.04716. On February 2, 2022, the Company issued 2,000,000 warrants to an individual at a per share price of $0.05. As of September 30, 2023, there were 23,421,544 warrants outstanding, of which 16,000,000 warrants are fully vested.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2022	16,000,000	$0.06	2.17	-
Granted	7,421,544	0.05	4.31	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2023	23,421,544	$0.06	2.34	$-

Vested and expected to vest at September 30, 2023	23,421,544	$0.06		$-

Exercisable at September 30, 2023	23,421,544	$0.06		$-

At September 30, 2023, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

Omnibus Stock Grant and Option Plan

On December 31, 2021, the Company approved stock option agreements in the amount of 7,500,000 shares with a strike price of $0.05 to twenty-one individuals. These options are immediately vest and will expire in five years.

The following summary of options activity for the three months ended September 30, 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2022	3,850,000	$0.05	2.84	10,588
Granted	750,000	0.05	3.67	2,063
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2023	4,600,000	$0.05	2.59	$12,650

Vested and expected to vest at September 30, 2023	4,600,000	$0.05		$12,650
Exercisable at September 30, 2023	4,600,000	$0.05		$12,650

At September 30, 2023, the intrinsic value of these stock options was $12,650 as the exercise price of these stock options were less than the market price.

On December 26, 2022, the Company canceled 12,150,000 stock options with a strike price of $0.05.

The following summary of restricted stock units’ activity for the three months ended September 30, 2023 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2022	-	-
Granted	15,975,000	0.05
Vested	(8,900,000)	0.05
Forfeited	-	-
Non-vested at September 30, 2023	7,075,000	0.05

The total fair value of restricted stock units vested during the three months ended June 30, 2023 was $445,000 and is included in selling, general and administrative expenses in the accompanying consolidation statements of operations. As of September 30, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $353,750. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended September 30,
	2023	2022
Risk-free interest rate	5.18%	2.75%
Average expected term (years)	4.7 years	4.75 years
Expected volatility	106.5%	194.8%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of September 30, 2023, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the quarter September 30, 2023.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,816,968	1,816,968	-	-
Cost of Revenue	760,825	760,825	-	-
Long-lived Assets	732,030	229,303	502,727	-
Gain (Loss) Before Income Tax	(2,094,316)	(328,433)	(6,113)	(1,759,877)
Identifiable Assets	1,636,798	1,636,798	-	-
Depreciation and Amortization	1,646	1,646	-	-

As of September 30, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the quarter ended September 30, 2022.

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

The Company evaluated its September 30, 2023 financial statements for subsequent events through November 5, 2023, the date the financial statements were available to be issued.

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

Results of Operations for the Three and Nine months Ended September 30, 2023 and 2022

Introduction

We had revenues of $613,541 and $1,816,968 for the three and nine months ended September 30, 2023, compared to $499,653 and $1,432,850 for the three and nine months ended September 30, 2022. Our cost of revenue for the three and nine months ended September 30, 2023 were $120,309 and $760,825, compared to $68,551 and $402,788 for the three and nine months ended September 30, 2022.

Our operating expenses were $754,026 and $2,977,998 for the three and nine months ended September 30, 2023, compared to $485,568 and $1,744,326 for the three and nine months ended September 30, 2022. Our operating expenses consisted entirely of general and administrative expenses.

Our net loss was $247,924 and $2,094,316 for the three and nine months ended September 30, 2023, compared to $170,223 and $1,026,538 for the three and nine months ended September 30, 2022.

Revenues and Net Operating Loss

Our revenue, operating expenses, other income (expense), and net loss for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenue	$613,541	$499,653	1,816,968	1,432,850

Cost of Revenue	120,309	68,551	760,825	402.788

Gross Profit	493,233	431,102	1,056,143	1,030,062

Operating expenses:
General and administrative	754,026	485,568	2,977,998	1,744,326
Total operating expenses	754,026	485,568	2,977,998	1,744,326

Other income (expense)
Interest expenses, net of interest income	(24,502)	(11,336)	(138,774)	(68,657)
Change in fair value on derivative	37,371	(104,421)	(33,687)	(246,260)
Gain on sale of asset	-	-	-	2,643
Total other income (expense)	12,869	(115,757)	(172,461)	(312,274)

Net income (loss)	$(247,924)	$(170,223)	(2,094,316)	(1,026,538)

Revenues

We had revenues of $613,541 and $1,816,968 for the three and nine months ended September 30, 2023, compared to $499,653 and $1,432,850 for the three and nine months ended September 30, 2022, an increase of $113,889, or 23%, and $384,118, or 27%, respectively. Revenues for the three and six months ended June 30, 2023 were $588,484 and $1,203,427, respectively. We expect strong growth to increase as our direct consumer sales and marketing efforts continue to perform.

Cost of Revenue

Our cost of revenue for the three and nine months ended September 30, 2023 were $120,309 and $760,825, compared to $68,551 and $402,788 for the three and nine months ended September 30, 2022, an increase of $51,758, or 76%, and $358,037, or 89%, respectively. Gross profit for the three and nine months ended September 30, 2023 was $493,233 and $1,056,143, compared to $431,102 and $1,030,062 for the three and nine months ended September 30, 2022, an increase of $62,131, or 14%, and $26,081, or 3%, respectively.

Cost of revenue as a percentage of revenues was 20% and 42% for the three and nine months ended September 30, 2023, compared to 14% and 28% for the three and nine months ended September 30, 2022. Cost of revenue was higher in 2023 compared to 2022 because of higher material and shipping costs.

General and Administrative

Our general and administrative expenses were $754,026 and $2,977,998 for the three and nine months ended September 30, 2023, compared to $485,568 and $1,744,326 for the three and nine months ended September 30, 2022, an increase of $268,458, or 55%, and $1,233,672, or 71%, respectively. In the three months ended September 30, 2023, general and administrative expenses consisted mainly of consulting fees of $140,593, stock based compensation $125,614, advertising of $271,978, accounting and legal fees of $86,948, and salary and wages of $79,520. In the three months ended September 30, 2022, general and administrative expenses consisted mainly of advertising of $ 139,563, consulting fees of $160,465, professional fees of $23,773, and salary and wages of $37,428. During the three months ended September 30, 2023, part of the increase in costs were due to a catch up of stock compensation that occurred. Additionally, some of the incremental costs of the Company’s potential acquisition have been included.

Other Income (Expense)

Other income (expense) was $12,869 and $(172,461) for the three and nine months ended September 30, 2023, compared to $(115,757) and $(312,274) for the three and nine months ended September 30, 2022, an increase of $128,626, or 111%, and a decrease of $139,813, or 45%, respectively. In the three months ended September 30, 2023, other income (expense) consisted of interest expenses, net of interest income of $(24,502) and change in fair value on derivative of $37,371. In the three months ended September 30, 2022, other income (expense) consisted of interest expense, net of interest income of $(138,774) and change in fair value on derivative of $(333,687). Change in fair value of derivative was related to the conversion of convertible debts into common stock shares.

Net Income (Loss)

Net income (loss) was $(247,924) and $(2,094,316), or $0.00 and $0.01 per share, for the three and nine months ended September 30, 2023, compared to $(170,223) and $(1,026,538), or $0.00 and $0.00 per share, for the three and nine months ended September 30, 2022.

Our net income (loss) varies from period to period primarily because of the change in fair value on derivative and our increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the three and nine months ended September 30, 2023, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2022 was $65,651 and as of September 30, 2023 was $46,391. Our monthly cash flow burn rate for the nine months ended September 30, 2023 was approximately $39,000. We have strong short and medium term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2023 and December 31, 2022, respectively, are as follows:

	September 30,	December 31,	Increase/
	2023	2022	(Decrease)

Cash	$46,391	$65,651	$(19,260)
Total Current Assets	1,904,671	2,043,587	(138,916)
Total Assets	2,640,556	2,781,118	(140,562)
Total Current and Total Liabilities	1,616,071	902,788	713,283

Our total current assets and total assets decreased slightly during the nine months ended September 30, 2023 primarily as a result of our decrease in inventory of $291,553, offset in part by an increase in our offering costs of $135,202 and right of use asset of $86,279. Our accumulated deficit increased during the nine months ended September 30, 2023 by $2,094,316 to $18,021,058.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2023 was $46,391. Based on our current level of revenues and monthly burn rate of approximately $39,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $471,373 for the nine months ended September 30, 2023, compared to $243,658 for the nine months ended September 30, 2022. We use our cash for normal business operations. Our net cash used in operating activities for the nine months ended September 30, 2023 consisted of our net loss of $2,094,316, offset in part by our warrants issued for services of $1,275,471 and increase in inventory of $291,553. Our net cash used in operating activities for the nine months ended September 30, 2022 consisted of our net loss of $1,026,538, offset in part by our warrants issued for services of $402,100 and change in fair value on derivative liability of $246,260.

Investing Activities

We had zero cash flows provided by investing activities for the nine months ended September 30, 2023, compared to $(5,344) for the nine months ended September 30, 2022.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2023 was $452,113, compared to $100,788 for the nine months ended September 30, 2022. Our net cash provided by financing activities consisted of proceeds from the issuance of notes payable of $627,000 and proceeds from the issuance of convertible debt of $350,000, offset by repayment of notes payable of $530,740 and repayment of convertible debt of $110,535.

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

(2)Incorporated by reference from our Annual Report on Form 10-K dated and filed with the Commission on February 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthy Extracts Inc.

Dated: November 14, 2023	/s/ Kevin “Duke” Pitts
By:Kevin “Duke” Pitts
Its:President