Form 10-K
period 2023-12-31
HEALTHY EXTRACTS INC.
filed 2024-04-01
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 1, 2024 was $18,465,134, based on the closing price of $6.23 on June 30, 2023.

As of April 1, 2024, there were 2,963,906 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

HEALTHY EXTRACTS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Nutraceuticals are generally considered to be substances that beyond their nutritional value can be used to achieve a benefit for an existing physiological condition or provide protection against potential ailments. Our current principal geographic markets are customers in the United States looking for nutraceutical products focused on their own heart and brain health and immune support. Our products have not been evaluated by the U.S. Food and Drug Administration (“FDA”) or any similar regulatory body for safety and efficacy.

The primary philosophy behind nutraceuticals is the focus on prevention and the body’s ability to use natural rather than artificially derived substances to treat disease or dysfunction — or as the Greek physician and father of modern medicine Hippocrates famously espoused, “Let food be your Medicine.”

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

Based on published research from third-party sources, we believe our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome. Our UBN brain health formulations have been in development for more than 20 years, over which time its effects have been supported by third-party research studies.

Our Markets

The overall nutraceutical market is growing at a 7.8% compounded annual growth rate (“CAGR”) and is expected to reach $441 billion by 2026, according to ReportLinker. Driving this growth are multiple factors, including changing lifestyles, growing consumer desire to move away from expensive prescription medicine and undesirable side effects, aging population and increased life expectancy. Our current principal geographic markets are customers in the United States looking for nutraceutical products focused on their own heart and brain health and immune support.

A growing self-care trend is also driving strong demand for nutraceuticals. Given increasingly hectic lifestyles, and the lack of time for preparing and consuming the required nutrients through a regular diet, the desire to replenish or augment essential nutrients with nutraceuticals is also increasing.

Our BergaMet all-natural Citrus Bergamot SuperFruitTM formulations address an expanding global heart health ingredients market that is projected to grow at a 4.6% CAGR to reach $55.3 billion by 2027, according to ResearchAndMarkets. This growth is largely being driven by concerns about cardiovascular disease, which remains the leading cause of premature death globally according to the World Health Organization.

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

Our Competitive Strengths

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly competitive, and we expect the level of competition to remain high over the near term.

We believe the following our are competitive strengths:

High Gross Margins. We have high gross margin categories, with our gross margin ranging from 60% to 80%, depending on product and market channel.

Nutraceutical Delivery System. Through our exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq Pty Ltd. (“Gelteq”), a third party global leader in ingestible gel technology, we believe we are able to offer a gel-pack delivery system that our competition in North America cannot provide. Gelteq provides a customizable platform for supplement delivery, in that each gel formulation is tailored to solve a particular problem and deliver a specific outcome.

Higher BPF Content. As the leading North American provider of the world’s highest strength Citrus Bergamot SuperFruit, our heart and immune products have specific advantages. For example, our BergaMet PRO+ product has 47% Bergamot Polyphenolic Fraction Gold (“BPF Gold”) potency as compared to our closest competitor at only 38% BPF. BPF is an extract derived from the fruit’s juice, peel, and pulp, is comprised of five polyphenols (Naringin, Neohesperidin, Brutieridin, Melitidin, and Neoeriocitrin), and its potency is determined by the concentration of these five polyphenols achieved during the extraction process. The potency of BPF is widely compared by Bergamot users in making their purchase decisions because a higher potency may lead to greater benefits, and is generally considered more desirable in the marketplace.

Backed by published research from third-parties, our citrus bergamot has been shown to support heart health, support immune response, and address metabolic syndrome.

Our Competitive Challenges

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly competitive, and we expect the level of competition to remain high.  Our ability to scale our business and grow our revenue depends on our ability to maintain the value and reputation of our brands in the face of this competition.

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

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to gain sufficient market share to sustain profitability. If our competitor’s market nutritional supplement products that are less expensive, safer or otherwise more appealing than our current and potential products, or that reach the market before our current and potential products, we may not achieve operational or financial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations, and cash flows. Our competitors may:

•develop and market products that are less expensive, safer, or otherwise more appealing than our products;

•commercialize competing products before we or our partners can launch our products; and

•initiate or withstand substantial price competition more successfully than we can.

Our Financial Condition and Ability to Continue as a Going Concern

Our net loss from inception to December 31, 2023 was $18,399,673, and we had only very limited cash resources at December 31, 2023 of $19,441. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail and stockholders will lose their investment in our company. Even after competition of this offering, we will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, financing will likely be dilutive to our stockholders.

Future Anticipated Growth Drivers

New Sales Channels and Product Launches

In order to drive continued sales growth and leverage our growing customer base, we are planning to expand our product portfolio to include supplements that support gut health (the balance between helpful and harmful bacteria and yeast in the digestive system) as well as introduce more products in gel-pack format. Our gut health products are ready to be manufactured but have not yet been introduced to the market.

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

Employees

On the Healthy Extracts holding company level, our employees are comprised of our company’s two officers, each of which is a full-time employee. Our BergaMet subsidiary has two full-time employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers.

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

Corporate Information

Our corporate headquarters are located at 7375 Commercial Way, Suite 125, Henderson, NV 89011, and our telephone number is (702) 463-1004. Our websites are www.healthyextractsinc.com, www.bergametna.com, and www.tryubn.com. Information contained on our websites is not incorporated into, and does not constitute any part of, this annual report.

Recent Developments

Reverse Stock Split

On August 21, 2023, our majority shareholders approved by written consent, declared it advisable and in our best interest, to amend our Articles of Incorporation to (a) effect a reverse split of our outstanding Common Stock within a range of 1-for-25 to 1-for-150, the exact ratio and timing to be determined by our board of directors (“Board”) no later than December 31, 2023, and (b) reduce our authorized common stock to fifty million (50,000,000) shares. On August 22, 2023, our Board of Directors approved the same stock split range and decrease in authorized common stock. On December 29, 2023, we effectuated a 1-for-120 reverse split of our common stock and decreased our authorized common stock to fifty million (50,000,000) shares. Unless specifically provided otherwise herein, all share numbers and prices in this Annual Report reflect the effectiveness of the 1-for-120 reverse stock split of our Common Stock.

Summary of Risk Factors

There are a number of risks related to our business and our common stock that you should consider. You should carefully consider all the information presented in the section titled “Risk Factors” in this Annual Report. Some of the principal risks related to our business include the following:

•We rely on a single supplier relationship for licensing and manufacturing, and the termination of that agreement could have material effect on the cost of our products and the manufacturing of our finished goods.

•We have a limited operating history in our current business, we are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

•We answered a warning letter from the FDA in November 2022 regarding one of our products.

•Our success is linked to the size and growth rate of the vitamins, minerals and supplements market and an adverse change in the size or growth rate of that market could have a material adverse effect on us;

•Our success depends on our ability to maintain the value and reputation of our brands;

•We may fail to attract, acquire or retain customers at our current or anticipated future growth rate, or may fail to do so in a cost-effective manner, which would adversely affect our business, financial condition and results of operations;

•If we are unable to anticipate customer preferences and successfully develop new and innovative products in a timely manner or effectively manage the introduction of new or enhanced products, then our business may be adversely affected;

•We are highly dependent upon consumers’ perception of the safety, quality, and efficacy of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business;

•We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to gain sufficient market share to sustain profitability;

•Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of sales and profitability;

•A disruption in the service, a significant increase in the cost of our primary delivery and shipping services for our products or a significant disruption at shipping ports could adversely affect our business;

•We will require additional financing in the future, and we can provide no assurance that such funding will be available on terms that are acceptable to us, or at all.

•One of our shareholders and his adult children will continue to own a significant percentage of our Common Stock and will maintain the ability to substantially influence all matters submitted to stockholders for approval.

•We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs, and the lack of adequate financing could negatively impact our business;

•We and our suppliers are subject to numerous laws and regulations that apply to the manufacturing and sale of nutritional supplements, and compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, subject us or our suppliers to the risk of enforcement action, or otherwise adversely affect our business, results of operations and financial condition; and

•Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

These and other risks are more fully described in the section titled “Risk Factors” in this Annual Report. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, you could lose all or part of your investment in our common stock.

As used in this annual report, the term “success” generally means (unless the specific context requires otherwise) our ability to establish and grow our brand, scale our manufacturing, marketing and sales activities, integrate acquired products or internally develop new products, grow our revenues and, ultimately, establish cash flow positive and profitable operations.

Overview

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health.

Our current principal geographic markets are customers in the United States looking for nutraceutical products focused on their own heart and brain health and immune support. Our products have not been evaluated by the FDA or any similar regulatory body for safety and efficacy.

The term “nutraceutical” is derived from the combination of the words “nutrient,” which means a nourishing food component, and “pharmaceutical,” meaning a medical drug. The term was coined in 1989 by Stephen DeFelice, founder and chairman of the Foundation for Innovation in Medicine.

Nutraceuticals are generally considered to be substances that beyond their nutritional value can be used to achieve a benefit for an existing physiological condition or provide protection against potential ailments. Nutraceuticals may be used to improve health, delay the aging process, help prevent chronic disease, increase life expectancy, or support the structure or function of the body.

In the U.S., nutraceutical products are regulated as drugs, food ingredients and dietary supplements. The term is not defined the same in all countries but is usually defined as a product isolated from foods and generally sold in medicinal forms not usually associated with food.

The primary philosophy behind nutraceuticals is the focus on prevention and the body’s ability use natural rather artificially derived substances to treat disease or dysfunction — or as the Greek physician and father of modern medicine Hippocrates famously espoused, “Let food be your Medicine.”

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

Based on published research from third-party sources, we believe our Bergamet products have been shown to support heart health, support immune response, and address metabolic syndrome. Our UBN brain health formulations have been in development for more than 20 years, over which time its effects have been supported by third-party research studies.

Our Products

Heart & Immune Health

Our products which are intended to promote heart and immune health have been developed by our BergaMet subsidiary. Bergamot Polyphenolic Fraction Gold (“BPF”) is the active ingredient in these products, and our  47% BPF Bergamet products are currently the only heart health supplements distributed in North America that contain Citrus Bergamot SuperFruit. This exclusive superfruit is of the bergamot orange family, a fragrant citrus fruit about the size of a common orange but with a yellow or green color similar to a lime, depending on its ripeness.

Our Citrus Bergamot SuperFruit varietal, with its 47% BPF, has a high concentration of polyphenols and flavonoids of the citrus bergamia or bergamot orange fruit species. BPF is comprised of five polyphenols (Naringin, Neohesperidin, Brutieridin, Melitidin, and Neoeriocitrin).

BergaMet currently holds the rights to distribute Citrus Bergamot SuperFruit 47% BPF products in the online and direct to consumer channels in the U.S. and Canada pursuant to a supply agreement with H&AD S.r.L., an Italian limited company, which we entered into on January 1, 2019 and amended on November 1, 2021. The supply agreement has a term of five years and is renewable for up to four additional and successive three-year terms. Through 2023, we have paid H&AD a total of approximately $1.2 million for BPF product. The agreement is mutually exclusive in that (i) we cannot purchase BPF from any third-party, sell or distribute any similar product in the territory, sell the product outside the territory, or produce the product ourselves, and (ii) H&AD will not supply or sell the product to any third-party in the territory. Each party may terminate the agreement upon a breach by the other party.

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

Bergamot Products

We develop, manufacture and distribute bergamot-based products in tablet and capsule form under the following brands:

•BergaMet Pro+

•BergaMet Mega+O

•BergaMet HERHEART

•BergaMet Cholesterol Command

•BergaMet SPORTSHEART

•BergaMet CLINICAL IMMUNE

All of our BergaMet products are vegan friendly, non-GMO and gluten-free, and produced and tested by certified U.S. facilities, all as represented to us by our supplier, H&AD. Our HerHeart, Cholesterol Command, and Pro+ products are vegan, non-GMO, and gluten-free, as represented to us by our supplier, Norax Supplements.

In published research from third-party sources, our Citrus Bergamot has been shown to support heart health, support immune response and address metabolic syndrome. Our Citrus Bergamot has also been shown to naturally reduce cholesterol by lowering LDL and increasing high-density lipoprotein (“HDL”).

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

UBN’s KETONOMICS® proprietary formulations, which are intended to enhance brain activity, focus, headache and cognitive behavior, provide many sales and intellectual property licensing opportunities.

UBN’s all-natural, sugar-free and caffeine-free proprietary formulations are the result of 20 years of scientific research by third-parties and are positioned to provide consumer neuro-products that are natural brain solutions.

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

•UBN RELIEF: intended for migraine sufferers, this proprietary, patent-pending natural formulation has been shown to provide relief from symptoms often associated with migraine headaches, while also increasing brain and cognitive activation. This product is sold direct-to consumer on our website as singular sale or monthly subscription, as well as sold in the retail marketplace.

•Brain Activate - Gel, a proprietary gel pack formulation which was launched in collaboration with and under the brand name of our top brand influencer, Whitney Johns. The concentrated natural gel formulation provides the perfect “brain food” for sustained mental energy and attention without added sugars. It is sold direct-to-consumer on whitneyjohns.com as a singular sale or by subscription. The gel packs are developed by Gelteq, a global leader in ingestible gel technology. Gelteq gels offer a super-convenient way to consume substances that have a positive impact on mental skills (sometimes referred to as “nootropics”) and other nutrients.

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

Our F4T® formulation includes C8 MCT (derived from coconut extract), Nuementix (spearmint), FloraGLO, and highly concentrated medium chain triglycerides, F4T® MCT, which are derived from our patented extraction process. F4T® C8 MCTs have been shown to elevate the level of ketones in the brain. “C8” refers to the eight-carbon chain that characterizes this specific fatty acid. As a result, manufacturers have taken to purifying MCT oil derived from coconuts so it contains only caprylic acid. That's because caprylic acid (C8) seems to be the most metabolically active medium-chain fatty acid.

The F4T® formulation also includes a proprietary blend of other key ingredients, including a naturally sourced nootropic spearmint extract that is demonstrated to support mental focus during the day without disrupting sleep at night and a protective antioxidant found naturally in the body that helps the brain function optimally and promotes better mood and sleep habits. It also includes a natural marigold extract that is scientifically shown to block blue light and replenish lutein, which is critical for optimum eye health. The antioxidant function comes from the Neumentix that contains a combination of polyphenols from Kemin’s proprietary spearmint extract. The complex contains rosmarinic, salvianolic, lithospermic and caftaric acids (and more) that act as antioxidants in the brain. The formulation has been in development for more than 20 years, over which time it has gained support by third-party research studies.

The above EEG brain scan images are from a study that showed a 46% increase in brain activation after a subject consumed our active ingredients. The concentrated formulation provides the perfect “brain food” for sustained mental energy and attention. There can be no assurance that our formulations will produce the same results as this study using just our active ingredients.

The brain activation described above is measured by electroencephalographic (EEG) electrodes placed on the surface of the skull overlying the major anatomic lobes of the brain (frontal, parietal, temporal, occipital). The activation is measured in microvolts of energy and reflects brain physiological function; the higher the voltage, the higher the functional activity. Functional magnetic resonance imaging (fMRI) of the brain has documented correlation between performance and health tasks and the “lighting up” of the relevant brain cortex areas. Activation of the following areas correlate with the related desirable brain function: frontal lobe - cognition, integration; parietal lobe - sensory, awareness, spatial orientation; temporal lobe - motor, language, memory; occipital lobe - visual function. The subjects in our intervention groups consumed the active supplement containing our formulation of C8 MCT, Neumentix, and Floragio. In the acute study, the assessments were made 90 minutes after consumption and in the long-term study, the assessments were made 30 days after consumption. Study one (acute) had 11 subjects (8 intervention and 3 control) and study two (long term) had 18 subjects (13 intervention and 5 control). Subjects underwent EEG voltage measurement with auditory reaction time (WaviMed System) and vision and trail making testing (Senaptec Sensory Station). Trail making testing (“TMT”), while not using sample sizes believed to be statistically significant, is one of the most widely used tests for cognitive impairment, is believed to measure several functions, particularly cognitive flexibility, alternating attention, sequencing, visual search, and motor speed. Brain activation improved in 20 of the 21 intervention group subjects with voltage increases ranging from no change to 200%, average 46% increase. This activation level correlated positively with improvements in reaction time, vision and trail making tests. Parameter changes were statistically significant with a strong improvement trend for the auditory reaction time measures. The tests were conducted by Dr. Neil Wolkodoff in a strict prospective, randomized manner. The results were double blinded with regard to intervention versus placebo group results and all data was deposited into a blind pool until completion of the trials when the results were unblinded and statistically analyzed. An independent third party transposed the EEG voltage readings into a computer generated “brain image” for peer reviewed publication purposes. No caffeine, steroids or other stimulants were consumed by any study subjects.

We are in the development phase for new products focused on Alzheimer’s disease and dementia. We are finalizing development of additional non-FDA approved, brain health products which focus on dementia and Alzheimer’s disease. We expect to have our development processes completed in 2024.

Gel-Pack Exclusive Licensing and Manufacturing Agreement

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq, a third party developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. The agreement has a three-year term and can be terminated by either party in the event of a breach, and contains a minimum order amount of 500,000 units of product (of which 250,000 units must have been purchased during the first 12 months). The agreement is mutually exclusive in that Gelteq is to be the exclusive manufacturer of all gel products that contain bergamot by us in the territory, and that they will not manufacture gels containing bergamot for any other company in the territory. Finally, we paid Gelteq a license fee of $150,000 and 5% of the total price of products purchased by us.

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

BRAIN ACTIVATE On-the-Go Gel Packs
Exclusive to WHITNEY JOHNS™ NUTRITION

WHITNEY
JOHNS
BRAIN
ACTIVATE

WHITNEY
JOHNS
BRAIN
ACTIVATE
ENERGY

BRAIN ACTIVATE

Supports focus, memory, cognition, mood and brain health.

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

Our Markets

The overall nutraceutical market is growing at a 7.8% CAGR and is expected to reach $441 billion by 2026, according to ReportLinker. Driving this growth are multiple factors, including changing lifestyles, growing consumer desire to move away from expensive prescription medicine and undesirable side effects, aging population and increased life expectancy. Our current principal geographic markets are customers in the United States looking for nutraceutical products focused on their own heart and brain health and immune support.

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

Americans consume unhealthy energy shots and drinks every day, with this alone generating over $12.5 billion per year in industry sales. Within this growing market, UBN is advancing its position to meet rising consumer demand for healthy options backed by third-party research studies. Our KETONOMICS® proprietary formulations have been proven to naturally elevate brain energy and function, including memory, cognition and focus.

Our UBN RELIEF product for migraine suffers also address a huge market opportunity, with an estimated 39 million people suffering from migraine headaches in the U.S. and 1 billion worldwide, according to the American Migraine Foundation.

We anticipate launching a gut health gel pack. The new gut health product will allow us to address a large and expanding global gut health market that is growing at a 7.9% CAGR to reach nearly $72 billion by 2027, according to Fortune Business Insights. Our gut health products are ready to be manufactured but have not yet been introduced to the market. Gut health is the balance between helpful and harmful bacteria and yeast in the digestive system.

Go-to-Market Strategy

Our approach to the market has been to implement a multi-channel marketing strategy that includes major eCommerce websites, distributors, white and private label, direct-to-consumer, influencer and affiliate programs, and traditional retail marketplaces.

As a key part of our multi-channel strategy, Amazon.com has been generating strong sales, particularly with its popular ‘Subscribe & Save’ option helping to further expand our recurring revenue stream. Amazon complements our direct-to-consumer channel on our BergaMet and UBN websites that offer a subscription-based option. Last year our Citrus Bergamot SuperFruit formulations also became available for purchased on Walmart.com.

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

As our first major influencer under this program, we teamed with popular fitness coach and entrepreneur, Whitney Johns. Whitney is an accomplished fitness athlete, model, personal trainer and nutrition advocate who has garnerd more than a million followers across Instagram, Facebook, TikTok, Twitter, and YouTube. Some of her popularity is due to her personalized diet and fitness program, Find Your Fit with Whit, which helps individuals from all walks of life achieve their personal nutritional and fitness goals. We entered into a Private Label Agreement with her on October 11, 2021, pursuant to which we granted her the exclusive right to private label our Ultimate Brain Nutrients ACTIVATE and BergaMet NA sports performance and hormone balancing products in the field of female fitness, and granted her the right of first refusal for private label rights on any new products and technology in the field. We have also developed our gut health and ACTIVATE gel pack products with her, which are ready to manufacture but which have not been introduced to the market yet. The agreement is for three years and was subsequently verbally amended for us to pay her a flat monthly fee of $4,000 instead of the sales and volume-based compensation model in the original agreement. The agreement can be terminated by either party on 90 days’ written notice. Through September 30, 2023, we have paid her a total of $38,000 under this agreement2. We also granted her RSU’s for 500,000 shares of our common stock with a purchase price of $0.01 per share. The verbal amendment will be in place until otherwise agreed between the parties.

Whitney Johns’ new product line of brain, physical performance and women’s hormone health products are based upon our proven all-natural Citrus Bergamot SuperFruit and Ultimate Brain Nutrients formulations. This means they are also vegan-friendly, non-GMO, gluten-free and organic, and made in a certified U.S. facility. Moreover, they are supported by published research from third-party sources, which helps influencers like Whitney to provide their full-throated endorsement of our proprietary formulations.

The first Whitney products have included Whitney Johns Nutrition BRAIN ACTIVATE (in powder and gel format), ACTIVE for enhanced physical performance, and WOMEN’S HORMONE SUPPORT. These products are available from whitneyjohns.com as well as on Whitney’s Amazon.com store, with both channels offering subscription options.

2 NTD: update to 12/31/23

WHITNEY JOHNS™ NUTRITION

WHITNEY JOHNS
BRAIN ACTIVATE

BRAIN ACTIVATE (powder)

Supports focus, memory, cognition, mood and brain health.

WHITNEY JOHNS
ACTIVE

ACTIVE (tablet)

Improves physical performance, recovery, endurance, and oxygen consumption (VO2 max).

WHITNEY JOHNS
HORMONE SUPPORT

WOMEN'S HORMONE SUPPORT (tablet)

For hormone balance, energy, mood, libido and aids in metabolizing fat, & is a strong anti-inflammatory.

WHITNEY JOHNS
WOMEN'S
CITRUS BERGAMOT
CITRUS BERGAMOT BPF GOLD
1,200 MG PER DAY

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

Intellectual Property

Patents

We have filed formulation patent applications related to general brain health as well as patents particularly focused on migraine headaches. The platform includes general utility patents with additional disclosure of methods of manufacture as indicated below. Categories of ingredients are listed in both the independent (standalone) and the dependent (successor claims with specifics, variations and limitations) claims. “Comprising” language is utilized wherever it is allowed by the U.S. Patent and Trademark Office

(PTO) whereby the patented formulation includes but is not limited to the elements listed in the claim. Markush groups and claims are used so that categories can include alternative ingredients from a selected group that share structural similarities or common functions. Expiration dates for issued patents are listed, expiration for pending patents will be 17 years after the date of issuance, and all patents are in the United States.

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

Prophylaxis and Mitigation of Migraine Headaches Using Medium Chain Triglycerides, Ketone Ester, and Other Ketogenic Sources. Filed April 22, 2019 (PTO Application No. 16/501,502); pending approval. “Divisional” filing from the “Parent” to address restriction requirements and identifies additional distinct claims. Relates to preventing, arresting or reducing the frequency and severity of a migraine headache. Additional filing September 30, 2020 (PTO Application No. 17/011/650); pending approval. This composition is comprised of a dietary ketone wherein this unique ingredient is intended to address migraines with disclosure of a related method of manufacture. The supplement manufacturing method also contains ketogenic MCT in combination with a pharmaceutical agent. Relates to the Activate product line.

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

Qualified Health Claim (QHC)

We filed a QHC petition for Fuel for migraine health with the Center for Food Safety and Nutrition of the FDA in July 2019. The preponderance of third-party scientific evidence to support the claim has been submitted. The FDA acknowledged that our petition met the requirements under 21 CFR 101.70 and was submitted in the proper legal format. In light of increased administrative burdens from the COVID-19 pandemic, the FDA has requested extended decision delays to which we agreed. A final decision is now expected before the end of 2023.

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

Our key competitor is Ortho Molecular, who distributors through medical offices. We are priced similarly to their product.  They sell a 38% BPF product.

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

As the exclusive North American provider of H&AD’s Citrus Bergamot SuperFruit, our heart and immune products have several advantages. For example, our BergaMet PRO+ product has 47% BPF Gold potency as compared to the closest competitor at only 38% BPF. BPF is an extract derived from the fruit’s juice, peel, and pulp, is comprised of five polyphenols (Naringin, Neohesperidin, Brutieridin, Melitidin, and Neoeriocitrin), and its potency is determined by the concentration of these five polyphenols achieved during the extraction process. The potency of BPF is widely compared by Bergamot users in making their purchase decisions because a higher potency may lead to greater benefits, and is generally considered more desirable in the marketplace.

Backed by published research from third-party sources, our citrus bergamot has been shown to support heart health, support immune response, and address metabolic syndrome.

Employees

On the Healthy Extracts holding company level, our employees are comprised of our company’s two officers, each of which is a full-time employee. Our BergaMet subsidiary has two full-time employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers.

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

We expect that the formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of our vitamin and nutritional supplement products will be subject to regulation by one or more federal agencies, primarily the FDA and the Federal Trade Commission (“FTC”), and to a lesser extent the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture, and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and the FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution, and sale of food, including dietary supplements and over-the-counter (“OTC”) drugs. The FTC regulates the advertising of these products. The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDCA to the FTC or the FDA for further action, as appropriate.

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

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, the warning letter related to claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the only warning letter we received from the FDA to date, and we are awaiting their response. There can be no assurance that the FDA will not pursue this action further. If the FDA were to pursue this action, we may have to cease selling our Cholesterol Command product. Any action brought by the FDA (or any ramifications of such action, including, without limitation, a required withdrawal of Cholesterol Command from the market) would have a material adverse effect on our reputation, sales efforts and results of operations.

Currently, our products are only distributed in the United States. If we distribute products in Canada or elsewhere in the future, we will go through the appropriate approval process.

Description of Property

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities under an operating lease that expires in 2025. Prior to February 4, 2022, we leased a warehouse facility on a month-to-month basis. Our rent obligations for 2023 through 2025 are as follows: 2023 - $65,335, 2024 - $69,635, and 2025 - $5,822. Total rent for the year ended December 31, 2022 and 2023 was $63,745 and $65,335.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

Any investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risk factors related to our business described below, together with the other information and financial statements contained in this annual report, before you decide to buy our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If one or more of these risks actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Risk Factors Related to our Business

We rely on a single supplier relationship for licensing and manufacturing, and the termination of that agreement could have material effect on the cost of our products and the manufacturing of our finished goods.

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq, a developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. Through this agreement we secured the exclusive rights to use Gelteq’s gelification process in the U.S. and Canada for the development and marketing of natural ingestible gels that contain our Citrus Bergamot or UBN ingredients. In the event either party terminates that agreement, our ability to obtain and manufacture our products will be interrupted, and we may not be able to find a replacement at the same cost.

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

Our net loss from inception to December 31, 2023, was ($18,399,673). Based on our cash position of $19,441 as of December 31, 2023, we have a pressing need to raise additional capital from the sale of our stock or debt (including but also following this offering). Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

Our products, including nutritional supplements, may contain defects or may not perform as intended. These defects could result in a product recall, market withdrawal, negative publicity or other events that would result in harm to our reputation, loss of customers or revenue, health and safety issues for our customers, product liability claims, refunds, order cancellations, or lack of market acceptance of our products and services. Any such defects, errors, or vulnerabilities would require us to take remedial action, which could require us to allocate significant customer support resources to address any such problems. Further, if we make acquisitions, we may encounter difficulties in integrating acquired technologies into our services and in augmenting those technologies to meet the quality standards that are consistent with our brand and reputation.

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

We will require additional financing in the future in order to grow our business, and are faced with the risk that funding will be unavailable in sufficient amounts or on terms acceptable to us, if at all, when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to make capital expenditures, declare dividends, or otherwise conduct our business. If we are unable to obtain any funding we need on a timely basis, we may be required to significantly curtail, delay or discontinue development of new products, the commercialization of our products or expansion into new geographies, which could materially affect our business, financial condition, and results of operations.

Our competitors may develop nutritional supplement products that are less expensive, safer or otherwise more appealing, which may diminish or eliminate the commercial success of any potential product that we may commercialize.

If our competitors (most of whom are larger and have more resources than we do) develop and bring to market nutritional supplement products that are less expensive, safer or otherwise more appealing than our current and potential products, or that reach the market before our current and potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations, and cash flows. Our competitors may:

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

One of our shareholders and his adult children owns a significant percentage of our Common Stock and has the ability to substantially influence all matters submitted to stockholders for approval.

One of our shareholders, Jay Decker, owns slightly less than 50% of our outstanding shares of Common Stock. For as long as Decker retains a significant ownership of our shares of Common Stock, he will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, he will substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire or result in management that our stockholders disagree with. In addition, Mr. Decker’s adult children own and will continue to own a significant portion of our outstanding Common Stock.  See “Security Ownership of Certain Beneficial Owners and Management”.

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

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Future strategic transactions we engage in may require us to incur additional charges or expenses.  Moreover, our pending and future strategic acquisitions or other transactions may pose significant integration challenges and/or management and business disruptions, and we may not receive the anticipated benefits of such transactions, any of which could harm our results of operation and business prospects.

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

As of December 31, 2021, we had over $1.9 million in inventory, after writing off over $400,000 in citrus bergamot bulk extract inventory for the year. We believe this is the only product in our inventory that has a material risk of spoilage. The amount of our inventory exceeds our revenues for the year ended December 31, 2021. As of December 31, 2022, we had over $1.8 million in inventory, and we wrote off approximately $97,000 in inventory in 2022. As of December 31, 2023, we had over $1.6 million in inventory. Our inventory could spoil or be damaged, or we could never sell it, affecting the assets on our balance sheet as well as our future profitability. Our build-up in inventory peaked at the end of 2020 and we have been able to continue to reduce our inventory through increased sales. We do not anticipate any further inventory write-offs.

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

In addition, the adoption of new regulations, or changes in the interpretation of existing regulations, could have a material adverse effect on us. For example, in September 1997 the FDA) issued regulations governing the labeling and marketing of dietary supplement products.

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

We received a warning letter from the FDA in November 2022 regarding one of our products.

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, the warning letter related to claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the only warning letter we received from the FDA to date.

There can be no assurance that the FDA will not pursue this action further. If the FDA were to pursue this action, we may have to cease selling our Cholesterol Command product. Any action brought by the FDA (or any ramifications of such action, including, without limitation, a required withdrawal of Cholesterol Command from the market) would have a material adverse effect on our reputation, sales efforts and results of operations.

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

•if the future market price of our Common Stock declines, purchasers of shares of Common Stock may be unable to resell such shares at or above the price at which they acquired them. We cannot assure such purchasers that the market of our Common Stock will not fluctuate or decline significantly in the future, in which case investors in this Offering could incur substantial losses.

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

•the occurrence of any of the other risk factors included in this annual report; and

•general market and economic conditions.

Following the recent reverse stock split of our outstanding shares of Common Stock, we cannot assure you that the market price of our Common Stock will remain at the same level.

On December 29, 2023, we effectuated a 1-for-120 reverse stock split of our Common Stock. There can be no assurance that the market price of our Common Stock following such reverse stock split will remain at the same level. It is not uncommon for the market price of a company’s Common Stock to decline in the period following a reverse stock split. If the market price of our Common Stock declines following the effectuation of such reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our Common Stock outstanding, such as negative financial or operational results, could adversely affect the market price of our Common Stock.

The recent reverse stock split may decrease the liquidity of the shares of our Common Stock.

The liquidity of the shares of our Common Stock may be affected adversely by our recent reverse stock split given the reduced number of shares of our Common Stock that will be outstanding following such reverse stock split, especially if the market price of our Common Stock does not increase as a result of such reverse stock split. In addition, such reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares of Common Stock and greater difficulty effecting such sales.

Following our recent reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, subject to certain restrictions described below. All of the Shares will be freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”). These sales, or the perception in the market that holders of a large number of shares of our Common Stock intend to sell shares, could reduce the market price of our Common Stock. We have outstanding 2,963,906 shares of Common Stock, 597,265 of which may be resold in the public market immediately without restriction, and the rest of which may be sold pursuant to Rule 144. Also, we intend to register all shares of Common Stock that we may issue under our equity compensation plan on a registration statement on Form S-8. Upon such registration, such shares can be freely sold in the public market upon issuance, subject to the terms of applicable award agreements, volume limitations applicable to affiliates and lock-up agreements.

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

An active trading market for our Common Stock may not develop and you may not be able to resell your shares at or above the public offering price.

Prior to this Offering, there has been a limited public market for shares of our Common Stock. An active trading market for our Common Stock may never develop or be sustained. In the absence of an active trading market for our Common Stock, investors may not be able to sell their Common Stock at the time that they would like to sell. An inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to acquire other companies, products or technologies by using shares of our Common Stock as consideration.

We have broad discretion in the use of our cash, and may not use it effectively.

Our management will have broad discretion in the application of our cash, and could spend it in ways that do not improve our results of operations or enhance the value of our Common Stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business or cause the price of our Common Stock to decline. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.

Raising additional capital will likely cause dilution to our existing stockholders and restrict our operations.

We will likely seek to raise additional capital through a combination of public and private equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or any of our product candidates, or grant licenses on terms unfavorable to us.

We will incur increased costs as a result of operating as a smaller reporting public company, and our management will be required to devote substantial time to new compliance initiatives.

As a smaller reporting public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel, who do not have extensive experience in operating a public company, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Forward-looking statements contained in this annual report include, but are not limited to, statements about the following:

•our estimates regarding the potential market opportunity for our products;

•our ability to identify and develop new product candidates;

•our ability to identify, recruit and retain key personnel;

•our commercialization and marketing capabilities and strategy;

•the implementation of our business model, strategic plans for our business, product candidates and technology;

•the rate and degree of market acceptance and utility of our products and products in development;

•our competitive position;

•our intellectual property position and our ability to protect and enforce our intellectual property;

•our financial performance;

•developments and projections relating to our competitors and our industry;

•our ability to obtain additional funding;

•our expectations related to the use of proceeds from this Offering;

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

Forward-looking statements are subject to a number of significant risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this annual report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this annual report. You should read this annual report and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect.

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

ITEM 1C – CYBERSECURITY

A consistent and holistic approach to cybersecurity is important to achieving our strategic business objectives and protecting our intellectual property. Because we sell many of our products through e-commerce platforms, we would be indirectly affected by a variety of cybersecurity threats such as ransomware and denial-of-service attacks that affect most industry sectors. Our customers, suppliers and other business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. We are continually evaluating best practices and methods to protect us from a wide range of potential threats.

The Board oversees our processes for identifying and mitigating risks, including cybersecurity risks. Our management periodically briefs the Board on our cybersecurity and information security policies and plans. In the event of an incident, we have developed an incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting, including notifying functional areas, as well as senior leadership and the Board, as appropriate.

We continue to evaluate our cybersecurity requirements to address the evolving cybersecurity risks that we face in an increasingly technically capable environment. Our management manages our cybersecurity policies, with the goal of preventing cybersecurity incidents, if possible, while also maintaining IT system performance and data integrity to minimize the business impact should an incident occur.

Although we take cybersecurity risks seriously, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2 – PROPERTIES

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities under an operating lease that expires in 2025. Prior to February 4, 2022, we leased a warehouse facility on a month-to-month basis. Our rent obligations for 2024 through 2025 are as follows: 2024 - $69,635, and 2025 - $5,822. Total rent for the year ended December 31, 2023 was $65,335.

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

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, the warning letter related to claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the only warning letter we received from the FDA to date.

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

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2023 and 2022, as provided by Nasdaq, after giving effect to the 1-for-120 reverse stock split on December 29, 2023. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,
		Transaction Prices
	Period	High	Low
2024	First Quarter (through March 18, 2024)	$4.05	$1.03

2023	Fourth Quarter	$7.20	$3.24
	Third Quarter	$7.20	$3.60
	Second Quarter	$6.96	$5.50
	First Quarter	$7.02	$4.32

2022	Fourth Quarter	$8.28	$4.80
	Third Quarter	$8.52	$4.93
	Second Quarter	$9.12	$4.91
	First Quarter	$6.96	$3.72

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

Holders

As of March 18, 2024, there were 2,963,906 shares of our common stock issued and outstanding and held by approximately 119 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

Restricted Stock Units and Restricted Stock Awards

On December 26, 2022, we approved the Healthy Extracts Inc. 2022 Equity Incentive Plan and set aside 433,334 shares of our common stock for issuance thereunder. On December 26, 2022, we approved the grant of a total of 133,125 Restricted Stock Units on April 28, 2023 at $1.20 per share, and the grant of 300,000 Restricted Stock Awards upon our uplisting with a strike price of $0.00 to $1.20 to a total of sixteen (16) individuals.3

The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation involved in the offerings, and the parties were either sophisticated or accredited.

ITEM 6 – RESERVED

As a smaller reporting company, we are not required to provide the information required by this Item.

3 NTD: Confirm no other issuances through 12/31/23.

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

Our Financial Condition and Going Concern Issues

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2023 and 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (December 19, 2014) through the end of December 31, 2023, we have incurred accumulated net losses of $18,399,673. In order to continue as a going concern, we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2023 and 2022

Introduction

We had revenues of $2,485,866 for the year ended December 31, 2023, as compared to $2,251,469 for the year ended December 31, 2022, an increase of $234,397, or 10%. Our cost of revenue was $864,055 for the year ended December 31, 2023, as compared to $879,951 for the year ended December 31, 2022, a decrease of $15,896, or 2%.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Increase/ (Decrease)

Revenue	$2,485,866	$2,251,469	$234,397
Cost of Revenue	864,055	879,951	(15,896)

Operating expenses:
General and administrative	3,865,654	2,283,107	1,582,546
Total operating expenses	3,865,654	2,283,107	1,582,546

Net operating loss
Other income/(expense)	(229,088)	(71,531)	157,557

Net gain/(loss)	$(2,472,931)	$(983,121)	$1,489,810

Revenues

We had revenues of $2,485,866 for the year ended December 31, 2023, as compared to $2,251,469 for the year ended December 31, 2022, an increase of $234,397, or 10%. The increase in revenues was mainly due to our increased focus on the Amazon marketplace.

Cost of Revenue

Our cost of revenue was $864,055 for the year ended December 31, 2023, as compared to $879,951 for the year ended December 31, 2022, a decrease of $15,896, or 2%, and consisted of wholesale product costs and packaging.

General and Administrative

General and administrative expense was $3,865,654 and $2,283,107 for the years ended December 31, 2023 and 2022, an increase of $1,582,546, or 69%. The increase was related to stock compensation expenses. In the year ended December 31, 2023, general and administrative expenses consisted mainly of stock based compensation of $1,494,191, consulting fees of $592,093, accounting and legal fees of $258,187 and salaries and wages of $198,554. In the year ended December 31, 2022, general and administrative expenses consisted mainly of consulting fees of $608,819, broker fees of $383,938, selling expenses of $595,318, accounting and legal fees of $145,062, and salaries and wages of $145,589.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $2,243,843 and $911,590 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,332,253, or 146%.

Other Income and Expense

Other income (expense) was $(229,088) and $(71,531) for the years ended December 31, 2023 and 2022, respectively, an increase of $157,557, or 220%. For the year ended December 31, 2023, our other income (expense) consisted of interest expenses, net of interest income of $(176,948) and change in fair value on derivative of $(52,140).  For the year ended December 31, 2022, our other income (expense) consisted of interest expenses, net of interest income of $(64,690) and change in fair value on derivative of $(9,484), offset by a gain on the sale of asset of $2,643.

Net Gain/(Loss)

Our net gain (loss) for the year ended December 31, 2023 was $(2,472,931), or $0.85 per share, and our net gain (loss) for the ended December 31, 2022 was $(983,121), or $(0.34) per share, an increase of $1,489,810, or 152%.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2023 and 2022, we had negative operating cash flows. Our cash on hand as of December 31, 2023 was $19,441. Our monthly cash flow burn rate in 2023 was approximately $35,000. Although we have strong short term cash needs, as our operating expenses increase, we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022	Change

Cash	$19,441	$65,651	$(46,210)
Total Current Assets	1,899,678	2,043,587	(143,909)
Total Assets	2,635,014	2,781,118	(146,104)
Total Current Liabilities	1,680,424	902,788	777,636
Total Liabilities	$1,680,424	$902,788	$777,636

Our cash decreased by $46,210 as of December 31, 2023 as compared to December 31, 2022. Our total current assets decreased by $143,909 because of our decrease in cash, as well as accounts receivable and inventory. Our total assets decreased by $146,104 for the same reasons.

Our current and total liabilities increased by $777,636, from $902,788 as of December 31, 2022 to $1,680,424 as of December 31, 2023. Our total liabilities as of the year ended December 31, 2023 consisted primarily of convertible debt, net of discount of $608,601, notes payable of $361,093, and accrued liabilities of $215,069.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2022 was $19,441. Our monthly cash flow burn rate in 2023 was approximately $35,000. Although we have strong short term cash needs, as our operating expenses increase, we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2023 and 2022 was $415,749 and $390,621, respectively, an increase of $25,128, or 6%. Our net cash used in operating activities for the year ended December 31, 2023 consisted primary of a net loss of $2,472,931, offset primarily by an adjustment for warrants issued for services of $1,639,191 and changes in inventory of $192,845. Our net cash used in operating activities for the year ended December 31, 2022 consisted of a net loss of $983,121 offset by an adjustment for warrants issued for services of $402,100, an increase in inventory of $138,838, and an increase in accounts payable of $54,048.

Investments

Our cash flow provided by (used in) investing activities for the years ended December 31, 2023 and 2022 was $zero and ($5,344), respectively.

Financing

Our net cash provided by financing activities for the years ended December 31, 2023 and 2022 was $369,539 and $239,518, respectively, an increase of $130,021, or 54%. The increase in 2023 was due primarily to proceeds from the issuance of notes payable of $713,283 and proceeds from the issuance of convertible debt of $362,963, offset by the repayment of notes payable of $657,560 and repayment of convertible debt of $110,535.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to expiration dates. As of December 31, 2023 and 2022, the total of inventory which was written off as an inventory allowance was $1,611,257 and $1,914,891.

	DECEMBER 31,	DECEMBER 31,
	2023	2022
Inventory

Inventory Classes:
Raw Materials	$1,387,426	$1,483,764
Finished Goods	225,567	310,600
Work in process	13,290	24,764
Total inventory	$1,626,283	$1,819,128

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

The Company’s subsidiary, BergaMet N.A., LLC, recognizes revenue from our main source – e-commerce revenue.  Here is a list of all the sales channels which include the Company’s subsidiary website channel or any other selling channel like Amazon, doctors’ offices, and walk-in sales.  All of our customer sales for Healthy Extracts Inc. and Ultimate Brain Nutrients, LLC are recognized as revenue under the subsidiary of BergaMet N.A., LLC.  All three divisions of the Company sell plant-based nutraceuticals to our end using customers.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthy Extracts Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 1, 2024

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(Audited)

	DECEMBER 31	DECEMBER 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$19,441	$65,651
Accounts receivable	30,440	105,794
Inventory, net	1,626,283	1,819,128
Offering costs	151,931	-
Prepaid acquisition costs	-	53,015
Right of use asset, net	71,583	-
Total current assets	1,899,678	2,043,587

Fixed assets	3,306	5,501
Patents/Trademarks	521,881	521,881
Deposit	16,890	16,890
Goodwill	193,260	193,260
Total other assets	735,336	737,531

TOTAL ASSETS	$2,635,014	$2,781,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$116,842	$91,316
Accrued liabilities	215,069	94,554
Lease liabilities - current	65,229	-
Lease liabilities - long-term	9,222	-
Notes payable	361,093	275,370
Notes payable - related party	83,366	866
Convertible debt, net of discount	608,601	317,284
Accrued interest payable	64,386	21,387
Accrued interest payable - related party	2,465	-
Derivative liabilities	154,150	102,011
Total current and total liabilities	1,680,424	902,788

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,954,104 shares issued and outstanding as of December 31, 2023, and 2,876,437 shares issued and outstanding as of December 31, 2022, respectively	354,492	345,172
Additional paid-in capital	18,999,770	17,459,899
Accumulated deficit	(18,399,673)	(15,926,742)
Total stockholders' equity	954,590	1,878,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,635,014	$2,781,118

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDING DECEMBER 31, 2023 AND 2022
(Audited)

	FOR THE YEAR ENDING
	DECEMBER 31
	2023	2022

REVENUE
Revenue	$2,485,866	$2,251,469
Net revenue	2,485,866	2,251,469

COST OF REVENUE
Cost of goods sold	864,055	879,951
Total cost of revenue	864,055	879,951

GROSS PROFIT	1,621,810	1,371,517

OPERATING EXPENSES
Direct cost of revenue	-	-
General and administrative	3,865,654	2,283,107
Impairment of assets	-	-
Total operating expenses	3,865,654	2,283,107

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(176,948)	(64,690)
Change in fair value on derivative	(52,140)	(9,484)
Gain on sale of asset	-	2,643

Total other income (expense)	(229,088)	(71,531)

Net income/(loss) before income tax provision	(2,472,931)	(983,121)

NET INCOME/(LOSS)	$(2,472,931)	$(983,121)

Income/(Loss) per share - basic and diluted	$(0.85)	$(0.34)

Weighted average number of shares outstanding - basic and diluted	2,915,410	2,854,290

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDING DECEMBER 31, 2023 AND 2022
(Audited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	2,819,868	$338,384	17,075,974	$(14,943,620)	$2,470,738

Cancelation of common stock for debt	(800,267)	(800)	(53,013)	-	(53,813)

Issuance of common stock for cash	507,917	508	24,888	-	25,396

Issuance of common stock for services	6,740,000	6,740	395,360	-	402,100

Issuance of common stock - Note Conversion	340,621	341	16,690	-	17,031

Net (loss) for the period	-	-	-	(983,121)	(983,121)

Balance - December 31, 2022	80,068	$345,173	17,459,899	$(15,926,741)	$1,878,330

Issuance of common stock for services	320,000	320	15,680	-	16,000

Fair value of restricted stock units	-	-	298,153	-	298,153

Fair value of options and warrants issued	-	-	785,038	-	785,038

Issuance of common stock-restricted stock units issued	9,000,000	9,000	441,000	-	450,000

Net (loss) for the period	-	-	-	(2,472,931)	(2,472,931)

Balance - December 31, 2023	2,954,104	354,492	18,999,770	(18,399,673)	954,590

The accompanying notes are an integral part of these audited financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

	FOR THE YEAR ENDING
	DECEMBER 31
	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$(2,472,931)	$(983,121)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,195	878
Warrants issued for services	1,639,191	402,100
Change in fair value on derivative liability	52,140	9,484
Changes in operating assets and liabilities:
Accounts receivable	75,353	27,547
Inventory	192,845	138,838
Offering Costs	(151,931)	-
Cost in acquisition of Hyperion/OP&M	53,015	(53,015)
Right of use asset, net	(71,583)	-
Deposits	-	(16,890)
Accounts payable	25,526	54,048
Accrued liabilities	120,515	35,291
Accrued interest payable	42,999	8,337
Accrued interest payable - related party	2,465	(14,118)
Lease liability - current	65,229	-
Lease liability - long-term	9,222	-
Net Cash used in Operating Activities	(415,749)	(390,621)

Cash Flows from Investing Activities:

Purchase of fixed assets	-	(7,987)
Gain on sale of asset	-	2,643
Cash flows provided by (used in) Investing Activities:	-	(5,344)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	(90,000)	(11,386)
Proceeds from issuance of convertible debt,	362,963	463,630
Payments for repayment of convertible debt	(110,535)	(318,095)
Proceeds from issuance of noted payable	713,283	275,370
Payments for repayment of notes payable	(657,560)	-
Proceeds from issuance of noted payable - related party	107,500	-
Payments for repayment of noted payable - related party	(25,000)	(170,000)
Loan origination fees	68,888	-
Net Cash provided by Financing Activities	369,539	239,518

Increase (decrease) in cash	(46,210)	(156,447)
Cash at beginning of period	65,651	222,098
Cash at end of period	$19,441	$65,651

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

On January 13, 2023 the Company entered into definitive agreement to acquire nutraceutical manufacturer, Hyperion, and its digital marketing affiliate, Online Publishing and Marketing.  The total purchase price for the acquisitions was $1,750,000 in cash, $1,300,000 in the form of secured promissory notes, which was due in twelve months once the purchase had occurred, and $1,250,000 worth of our common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying audited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the year ended December 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These audited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above.  As of December 31, 2023 and December 31, 2022, the total of inventory allowance was $1,611,257 and $1,914,891.  The following are the classes held in inventory as of December 31, 2023 and December 31, 2022:

	DECEMBER 31,	DECEMBER 31,
	2023	2022
Inventory

Inventory Classes:
Raw Materials	$2,998,683	$3,398,655
Finished Goods	225,567	310,600
Work in process	13,290	24,764
Total inventory	3,237,540	3,734,019
Inventory allowance	(1,611,257)	(1,914,891)
Total inventory, net	$1,626,283	$1,819,128

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

As of December 31, 2023, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of December 31, 2023, after working through our analysis of goodwill during the year ended December 31, 2023.

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

•Fair value of five years of revenue (2023 to 2027):  we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

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

If the Company receives a request for refund on a customer obligation, the Company will refund the full cost of the obligation due to our money back guarantee.  Historically, we have done a valuation of our sales allowance account (customer returns).  In 2023 our return percentage was 0.008% of sales and 2022 was 0.009% of sales.  Due to the low refund percentage management decided there was not a need for an estimated adjustment for allowances and refunds due to materiality.

Revenue recognition is evaluated through the following five-step process:

6.identification of the contract with a customer;

7.identification off the performance obligations in the contract;

8.determination of the transaction price;

9.allocation of the transaction price to the performance obligations in the contract; and

10.recognition of revenue when or as a performance obligation is satisfied.

These steps are met when an order is received, a price agreed and the product shipped or delivered to that customer.

Concentration

There is no concentration of revenue for the year ended December 31, 2022 and for the year ended December 31, 2023 because the revenue was earned from multiple customers.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2023 and 2022, there were no uncertain tax positions that required accrual.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis.  The fair value of these instruments as of December 31, 2023 and December 31, 2022 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2021	$92,527	-	-	$92,527
Derivative liability	102,011	-	-	102,011
Fair Value at December 31, 2022	$102,011	-	-	$102,011
Derivative liability	154,150	-	-	154,150
Fair Value at December 31, 2023	$154,150	-	-	$154,150

December 31, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	154,150	$154,150

December 31, 2022

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	102,011	$102,011

The details of derivative liability transactions for the year ended December 31, 2023 and December 31, 2022 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2021	$ 92,527
Issued during the year ended December 31, 2022	264,952
Derivative liabilities debt premium	(43,269)
Change in fair value recognized in operations	(212,199)
Converted during the year ended December 31, 2022	(0)
Balance, December 31, 2022	$ 102,011
Issued during the year ended December 31, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(83,923)
Converted during the year ended December 31, 2023	(38,172)
Balance, December 31, 2023	$ 154,150

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ending December 31, 2023 and December 31, 2022.

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

Debt modifications and extinguishments

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded under change in fair value on derivative, in the consolidated operation statements, as a gain or loss on extinguishment of the two separate liabilities. During the year ended December 31, 2023, the Company issued $388,888 of convertible debt.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the year ended December 31, 2023 of $18,336,268. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the year ended December 31, 2023 and December 31, 2022, the Company had expenses totaling $0 and $1,000 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2023	Balance at December 31, 2022
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$866	$866	$866
Unsecured debt H	September 1, 2023	January 1, 2024	10%	$82,500	$82,500	$866
Total notes payable				$83,366	$83,366	$866
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$83,366	$83,366	$866

Unsecured debt A:  On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder.  Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder.  Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%.

Unsecured debt H:  On September 1, 2023, the Company received an unsecured line of credit in the principal of up to $82,500 with a loan origination fee in the amount of $7,500, which was amortized over the life of the line of credit.  The net proceeds from this line of credit were $75,000.  The loan is unsecured and is due for repayment on January 1, 2024.  Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount.  If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of December 31, 2023, the outstanding principal balance of unsecured debt G totaled $75,000.

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

Supplemental statements of operations information related to leases are as follows:

Year Ended
December 31, 2023
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2022	$-
Weighted average remaining lease term – operating leases (in years)	1.08
Average discount rate – operating leases	9.80%

December 31, 2023
Operating leases
Right-of-use assets, net of amortization of $104,182	$71,583

Short-term operating lease liabilities	$(65,229)
Long-term operating lease liabilities	(9,222)
Total operating lease liabilities	$(74,452)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2022 (remaining eleven months)	$-
2023	-
2024	69,635
2025	5,822
2026 and thereafter	-
Total lease payments	$75,457
Less: Imputed interest/present value discount	$(1,005)
Present value of lease liabilities	$74,452

NOTE 6 – NOTES PAYABLE

As of December 31, 2023, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2023	Balance at December 31, 2022
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	-	75,370
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	200,000
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	166,486	-
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt F	July 26, 2023	May 18, 2024	12.99%	196,000	110,399	-
Secured debt G	December 19, 2023	December 18, 2024	10%	94,600	92,526	-
Total notes payable				$1,151,600	369,411	$275,370
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$1,151,600	369,411	$275,370

Unsecured debt B:  On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period.  The net proceeds from this loan were $180,000.  The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022.  There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023.  During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023.  Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount.  If the Company defaults on the loan, the default interest will increase to 16% per annum.  During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B.  During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full.  As of December 31, 2023, the principal balance of the note was paid off.

Secured debt C:  On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account.  The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%.  The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442.  Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full.  As of December 31, 2023 the principal balance of secured debt C was paid off.

Unsecured debt D:  On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period.  The net proceeds from this loan were $300,000.  The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023.  There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024.  Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount.  If the Company defaults on the loan, the default interest will increase to 16% per annum.  During 2023, the Company made a total in principal payments of $163,514 towards the unsecured debt D.  As of December 31, 2023, the outstanding principal balance of unsecured debt D totaled $166,486.

Secured debt E:  On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account.  The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%.  The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month.  During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E.  As of December 31, 2023 the principal balance of secured debt E was paid off.

Secured debt F:  On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account.  The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%.  The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month.  During 2023, the Company has made principal payments totaling $85,601 towards the secured debt F.  As of December 31, 2023 the principal balance of secured debt E was $110,399.

Secured debt G:  On December 19, 2023, the Company agreed to a secured loan by any rights, title or interest in their account.  The principal loan amount was $86,000 and will have a loan term of twelve months.  The note has a cost of funds equal to 10% of the loan amount or $8,600 and will be due upon acceptance of the loan amount.  A total of $283 of the interest has been expensed in 2023.  Payment will be made daily at a repayment rate of 14% of daily sales. and will be due December 21, 2023 and will continue until full amount owed is paid.  During 2023, the Company has made principal payments totaling $2,074 towards the secured debt E.  As of December 31, 2023 the principal balance of secured debt E was $92,526.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2023, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2023	Balance at December 31, 2022
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	110,535
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	200,000	200,000
Convertible promissory note #4	January 24, 2023	April 24, 2024	0%	388,888	401,851	-
Total notes payable				$757,888	$608,601	$317,285
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	$608,601	$317,285

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country.  The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%.  We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock.  The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period.  The outstanding balance on convertible promissory note #1 as of December 31, 2023 was $6,750.

The fair value of the derivative as of December 31, 2023 was determined to be $21,185 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $0.06 per share; expected exercise price of $0.0169 per share; volatility of 133%; expected dividend yield of zero; and annual risk-free interest rate of 5.44%.  The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period.  The Company originally recorded a derivative liability in the amount of $9,649.  The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period.    The net proceeds from this note were $138,600.  The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022.  There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023.  Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount.  If the Company defaults on the loan, the default interest will increase to 16% per annum.  During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2.  During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full.  As of December 31, 2023, the principal balance of the note was paid off the principal balance of the note was paid off.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based, prior to the note being paid off, on the following assumptions:  common share price of $0.06 per share; expected exercise price of $0.05 per share; volatility of 133%; expected dividend yield of zero; and annual risk-free interest rate of 5.44%.  The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period.  The Company originally recorded a derivative liability in the amount of $89,895.

The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum.  The outstanding balance on convertible promissory note #3 as of December 31, 2023 was $200,000. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future.  The conversion price shall be $0.05 per share.

The fair value of the derivative was determined to be $76,919 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $0.06 per share; expected exercise price of $0.05 per share; volatility of 133%; expected dividend yield of zero; and annual risk-free interest rate of 5.44%.  The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period.  The Company originally recorded a derivative liability in the amount of $184,011.  The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period.  The net proceeds from this loan were $306,000.  The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%.  Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. On October 31, 2023 the note was extended to April 24, 2024 for an additional fee in the amount of $38,889. The additional fee will be amortized over the six month and in 2023 $12,962 was expensed.  The outstanding balance on convertible promissory note #4 as of December 31, 2023 was $401,851.  The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock.  The conversion price means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $56,047 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $0.06 per share; expected exercise price of $0.0425 per share; volatility of 133%; expected dividend yield of zero; and annual risk-free interest rate of 5.44%.  The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period.  The Company originally recorded a derivative liability in the amount of $174,234.  The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	December 31, 2023	Upon Issuance 2023	December 31, 2022	Upon Issuance 2022
Stock Price	$0.06	$0.048	$0.04	$ 0.043-0.066
Exercise Price	$ 0.017-0.05	$0.045	$ 0.0224-0.05	$ 0.0224-0.05
Expected Life	0	0.75	0 - 0.59	1.0 - 1.2
Volatility	133%	145%	168%	194.52 - 197.12%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	5.44%	4.57%	4.02%	0.53 - 0.61%
Convertible Notes	595,638	388,888	317,285	356,000
Total Fair Value	$154,153	$174,234	$102,011	$273,906

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

During the year ended December 31, 2023, the following transactions were recorded in the account “change in fair value on derivative”: (i) as a result of the issuance of convertible notes, the Company recorded derivative liabilities of $(145,067); (ii) the Company viewed the convertible debt derivatives as short term and thus chose to expense the debt discounts associated with the derivative liabilities incurred during this period in the amount of $(29,167); (iii) the changes in the fair value of these derivative liabilities for the year ended December 31, 2023 resulted in a gain of $83,920; and (iv) the Company  recorded a gain on debt extinguishment of $38,172 to account for the extinguishment of derivative liabilities associated with the settlement or the conversion of the convertible debt accounted for as a derivative liability.

The details of derivative liability transactions for the period ended December 31, 2023 and December 31, 2022 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2021	$ 92,527
Issued during the year ended December 31, 2022	264,952
Derivative liabilities debt premium	(43,269)
Change in fair value recognized in operations	(212,199)
Converted during the year ended December 31, 2022	(0)
Balance, December 31, 2022	$ 102,011
Issued during the year ended December 31, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(83,923)
Converted during the year ended December 31, 2023	(38,172)
Balance, December 31, 2023	$ 154,150

NOTE 9 – INCOME TAXES

The effective income tax rate for the years ended December 31, 2023 and 2022 differs from the U.S. Federal statutory rate due to the following:

	December 2023	December 2022
Federal statutory income tax rate	$678,297	(166,169)
Change in valuation allowance	(678,297)	166,169
	$-	$-

The components of the deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	December 2023	December 2022
Long-term deferred tax assets:
Federal net operating loss carryforwards	678,297	166,169
Valuation allowance	(678,297)	(166,169)
Net long-term deferred tax assets	$-	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought. During February 2017, the Company increased the authorized number of shares to 500,000,000. Also, the Company increased the authorized preferred stock to 75,000,000 shares and designated 25,000,000 shares of preferred stock to Series A Convertible Preferred Stock. During January 2018, the Company increased its authorized number of common shares to 1,000,000,000. During April 2018, the Company increased its authorized number of common shares to 2,500,000,000. The Board of Directors, in the future, has the authority to increase the authorized capital up to 4,000,000,000 shares based on shareholder approval.  On December 29, 2023 the Company decreased its authorized number of common shares to 50,000,000.

The Company effectuated a reverse stock split of 120-for-1 as of December 29, 2023.

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

As of December 31, 2023, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

During the months ended March 31, 2023, the Company issued 320,000 shares of common stock.  During the months ended June 30, 2023, the Company did not issue any shares of common stock.  During the months ended September 30, 2023, the Company issued 9,000,000 shares of common stock for the Restricted Stock Units which were executed.  The holders paid the Company $0.01 for each share of common stock and the value of each share was $0.05.  There were no shares issued during the fourth quarter 2023.

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

Warrant Issuances

During the month ending March 31, 2023, the Company issued 61,846 warrants to 2 unrelated parties at a per share price of $5.6592.  On February 2, 2022, the Company issued 16,667 warrants to an individual at a per share price of $6.00.  As of December 31, 2023, there were 195,180 warrants outstanding, of which 195,180 warrants are fully vested.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2022	133,333	$7.22	2.17	-
Granted	61,846	6.00	1.11	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	195,180	$6.83	1.17	$ -

Vested and expected to vest at December 31, 2023	195,180	$6.83		$ -

Exercisable at December 31, 2023	195,180	$6.83		$ -

At December 31, 2023, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

The following summary of options activity for the year ended December 31, 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2022	32,083	$6.00	2.13	38,500
Granted	6,250	6.00	3.42	7,500
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	38,333	$6.00	2.34	$46,000

Vested and expected to vest at December 31, 2023	38,333	$6.00		$46,000
Exercisable at December 31, 2023	38,333	$6.00		$46,000

At December 31, 2023, the intrinsic value of these stock options was $46,000 as the exercise price of these stock options were less than the market price.

On December 26, 2022, the Company canceled 101,250 stock options with a strike price of $6.00.

The following summary of restricted stock units’ activity for the three months ended December 31, 2023 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2022	-	-
Granted	133,125	6.00
Vested	(74,167)	6.00
Forfeited	-	-
Non-vested at December 31, 2023	58,958	6.00

The total fair value of restricted stock units vested during the three months ended September 30, 2023 was $445,000 and is included in selling, general and administrative expenses in the accompanying consolidation statements of operations.  As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $423,910.  This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Year Ending December 31,
	2023	2022
Risk-free interest rate	5.18%	2.75%
Average expected term (years)	4.7 years	4.75 years
Expected volatility	106.5%	194.8%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of December 31, 2023, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2023.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	2,485,866	2,485,866	-	-
Cost of Revenue	813,614	813,614	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(2,422,489)	(219,975)	(5,113)	(2,197,401)
Identifiable Assets	1,676,724	1,676,724	-	-
Depreciation and Amortization	2,195	2,195	-	-

As of December 31, 2022, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2022.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	2,251,469	2,251,469	-	-
Less Selling Fees
Cost of Revenue	783,141	783,141	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(983,121)	(164,625)	(358)	(818,138)
Identifiable Assets	1,819,128	1,819,128	-	-
Depreciation and Amortization	878	878	-	-

Currently, all of our customers are located in the United States of American and Canada.  Our revenues to our customers are not material to our overall total sales.  Our largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of our total sales in the year ending 2023 and 2022.

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

The Company has verbally agreed with the borrower of unsecured debt H to extend the due date to July 1, 2024.

The definitive agreement to be acquired for Hyperion, and its digital marketing affiliate, Online Publishing and Marketing expired on the anniversary date of the agreement.  When new funding is acquired, further discussions will occur.

The Company evaluated its December 31, 2023 financial statements for subsequent events through March 11, 2024, the date the financial statements were available to be issued.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(b)       Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)       Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Kevin “Duke” Pitts	64	President, Director (2018)

Robert Madden	51	Secretary, Chief Financial Officer (2022)

William Bossung	64	Director (2014)

Bill Croyle	71	Director (2019)

Kevin “Duke” Pitts, age 64, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

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

Bill Croyle, age 71, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include mergers and acquisitions, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French. Our directors believed that Mr. Croyle’s experience as a business founder and finance certifications made him an attractive candidate to serve on our board of directors.

Family Relationships

There are no family relationships between any of our officers or directors.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors are directors of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NYSE Rule 303A.02. The OTCQB on which shares of our common stock are quoted does not have any director independence requirements. The NYSE American definition of “Independent Director” means a person that has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). According to the NYSE American definition, Mr. Bossung and Mr. Croyle are independent directors.

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

During the fiscal years ended December 31, 2023 and 2022, the Board of Directors met as necessary.

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

On November 14, 2022, BergaMet NA, LLC, our subsidiary, received a warning letter from the FDA regarding claims we allegedly make about our Cholesterol Command product. Specifically, the warning letter related to claims on our website, Facebook page, and the webpage of a retailer claim that the products are intended for use in the cure, mitigation, treatment, or prevention of disease because they reduce cholesterol or are an anti-inflammatory. On December 1, 2022, we responded to the warning letter notifying the FDA that we had hired a third-party to review our advertising and revise portions of our website, Facebook page, and online product listings. This was the only warning letter we received from the FDA to date, and we are awaiting their response.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our President and our Secretary and Chief Financial Officer for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Kevin “Duke” Pitts	2023	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
President	2022	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000

William Bossung (1)
Secretary and CFO	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Madden (1)	2023	62,500	-0-	-0-	-0-	-0-	-0-	-0-	62,500
Secretary and CFO	2022	38,500	-0-	-0-	-0-	-0-	-0-	-0-	38,500

(1)Mr. Bossung resigned as our Secretary and Chief Financial Officer effective June 2, 2022, and was replaced by Robert Madden.

Director Compensation

For the years ended December 31, 2023 and 2022, none of the members of our Board of Directors received compensation for his service as a director.

Outstanding Equity Awards at Fiscal Year-End

On June 10, 2020, our Board of Directors approved the Grey Cloak Tech, Inc. 2020 Omnibus Stock Grant and Option Plan and set aside 208,334 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2021, we have awarded an aggregate of 162,500 options to twenty-five (25) individuals at an exercise price of $6.00 per share.

On December 26, 2022, we canceled 101,250 of the options and, on that same date, we approved the Healthy Extracts Inc. 2022 Equity Incentive Plan and set aside 433,334 shares of our common stock for issuance thereunder. On December 26, 2022, we approved the grant of a total of 133,125 Restricted Stock Units on April 28, 2023 at $1.20 per share, and the grant of 300,000 Restricted Stock Awards upon our uplisting with a strike price of $0.00 to $1.20 to a total of sixteen (16) individuals.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2024, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)(5)	218,584	6.93%

William Bossung (3)(6)	53,452	1.81%

Bill Croyle (3)(4)(7)	12,197	<1%

Robert Madden (3)(8)	50,000	1.66%

Jay Decker (9)	1,480,395	49.49%

Shelton Decker (10)	209,447	7.06%

Logan Decker (11)	219,031	7.36%

All Officers and Directors as a Group (4 Persons)	334,234	10.16%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Healthy Extracts Inc.

(2)

Unless otherwise indicated, based on 2,954,104 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 5,531 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

(5)	Includes 200,000 Restricted Stock Awards that have not vested.

(6)	Includes 208 Restricted Stock Units that have not vested.

(7)	Includes 2,500 Restricted Stock Units that have not vested.

(8)	Includes 50,000 Restricted Stock Awards that have not vested.

(9)	Includes warrants to acquire 37,500 shares of common stock at $6.00 per share. Jay Decker disclaims any ownership of securities held by his adult sons.

(10)	Shelton Decker is the adult son of Jay Decker. Includes warrants to acquire 12,500 shares of common stock at $6.00 per share.

(11)

Logan Decker is the adult son of Jay Decker. Includes warrants to acquire 12,500 shares of common stock at $6.00 per share and 8,750 Restricted Stock Units that have vested and 834 Restricted Stock Units that have not vested.

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

Jay Decker Transactions

We have entered into numerous transactions with Jay Decker, our majority shareholder, as follows:

BergaMet Acquisition

On February 4, 2019, we acquired BergaMet NA, LLC, a Delaware limited liability company (“BergaMet”). BergaMet is a wholly-owned subsidiary through which we conduct our nutraceuticals business. As a result of the acquisition, Jay Decker became our majority shareholder upon our issuance to him of 711,216 shares of our common stock. The shares of common stock issued in the acquisition were equal to approximately 80.1% of our outstanding common stock immediately following the closing.

Ultimate Brain Nutrients, LLC Acquisition

On April 3, 2020, we acquired Ultimate Brain Nutrients, LLC, a Delaware limited liability company (“UBN”). UBN is a wholly-owned subsidiary through which we conduct our plant-based neuro-products business. As a result of the acquisition, Jay Decker became a significantly larger shareholder upon our issuance to him of 374,234 shares of our common stock. The shares of common stock issued in the acquisition were equal to approximately 42.5% of our outstanding common stock immediately following the closing.

Note Conversion Agreements and Advance Conversion Agreements

Effective April 13, 2020, we entered into a total of eighteen (18) agreements (16 Note Conversion Agreements and 2 Advance Conversion Agreements) whereby an aggregate of $1,508,408 in outstanding principal and accrued interest was converted into an aggregate of 327,074 shares of our common stock. The conversion price was either $3.60 per share or $6.00 per share, depending on the individual agreement. The conversions included notes and advances held by our officers and directors and our largest shareholder, as follows:

Name	Aggregate Principal and Interest	Aggregate Shares
Jay W. Decker	$1,282,231	278,484
William Bossung	$65,677	18,243
First Capital Properties LLC	$16,180	4,494
Shelton S. Decker	$33,717	6,518
Logan B. Decker	$33,717	6,518
Kevin Pitts	$51,255	8,543
Innovation Group Holdings, LLC	$25,627	4,271

Note Conversion Agreements

Effective September 2, 2020, we entered into five (5) Note Conversion Agreements whereby an aggregate of $1,791,383 in outstanding principal and accrued interest was converted into an aggregate of 298,564 shares of our common stock. The conversion price was $6.00 per share. The conversions included a note held by our largest shareholder, as follows:

Name:	No. of Shares
Jay W. Decker	256,125
Genuine Partners	14,105
Dan Bishop	18,334
James Knox	8,334
Matthew Dee Grabau	1,667
Total	298,564

Securities Purchase Agreements

Effective October 15, 2020, we entered into four (4) Securities Purchase Agreements whereby we sold and issued 49,167 shares of our common stock at $6.00 per share for aggregate consideration of $295,000. The purchasers included our officers and directors and our largest shareholder, as follows:

Name	Aggregate Principal and Interest	Aggregate Shares
Jay W. Decker	$100,000	16,667
Shelton S. Decker	$50,000	8,334
Logan B. Decker	$50,000	8,334
Dr. Gerald Haase	$95,000	15,834
Total	$295,000	49,167

Securities Purchase Agreements

On February 10, 2021, and effective December 29, 2020, we entered into Securities Purchase Agreements with Shelton Decker and Logan Decker for the purchase and sale of an aggregate of 16,667 shares of our common stock at $6.00 per share, as follows:

Name:	No. of Shares
Logan Decker	8,334
Jay Decker	8,334
Total	16,667

Promissory Notes

On February 10, 2021, we issued promissory notes to Jay Decker dated December 14, 2020 and December 21, 2020 in the principal amount of $100,000 and $70,000 respectively.

On January 20, 2022, we issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, we issued to Jay Decker warrants to purchase 16,667 shares of our common stock at an exercise price of $6.00 per share.

On June 24, 2022, we entered into a Note Conversion Agreement with Jay Decker whereby Decker converted $17,000 in principal and $31.07 in interest on an outstanding convertible note into 2,838 shares of our common stock at a conversion price of $6.00 per share.

Warrants

On February 10, 2021, but effective December 21, 2020, we issued warrants to purchase an aggregate of 62,500 shares of our common stock, at an exercise price of $6.00 per share, as follows (the “Warrants”), for consulting services rendered:

Name:	No. of Warrants
Jay Decker	37,500
Logan Decker	12,500
Shelton Decker	12,500
Total	62,500

On January 20, 2022, we issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, we issued to Jay Decker warrants to purchase 16,667 shares of our common stock at an exercise price of $6.00 per share.

Restricted Stock Units and Restricted Stock Awards

On December 26, 2022, we approved the grant of a total of 133,125 Restricted Stock Units at $1.20 per share, and the grant of 300,000 Restricted Stock Awards upon our uplisting with a strike price of $0.00 to $1.20 to a total of sixteen (16) individuals. On April 28, 2023 the RSU’s were granted and issued. Bill Croyle received 6,667 of the RSU’s and William Bossung received 20,834 of the RSU’s. Kevin Pitts received 200,000 of the RSA’s and Robert Madden received 50,000 of the RSA’s.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NYSE Rule 303A.02. The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NYSE American definition of “Independent Director” means a person that has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). According to the NYSE American definition, Mr. Bossung and Mr. Croyle are independent directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC was our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Audit Fees (1)	$120,500	$71,500
Audit Related Fees	—	—
Tax Fees	2,505	—
All Other Fees	—	—
Total	$123,005	$71,500

(1)   Audit fees were principally for audit and review services.

Of the fees described above for the years ended December 31, 2023 and 2022, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

The following financial statements are filed as part of this report:

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)       Exhibits

Exhibit No.	Description
3.1 (11)	Articles of Incorporation of Grey Cloak Tech Inc.

3.2 (11)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of Grey Cloak Tech Inc.

10.1 (11)	Supply Agreement with H&AD S.r.L. dated January 1, 2019, as amended

10.2 (3)	Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

10.3 (4)	Independent Contractor Agreement by and between the Company and Kevin “Duke” Pitts, dated October 1, 2019

10.4 (5)	Share Exchange Agreement with Ultimate Brain Nutrients, LLC and its members

10.5 (6)	Securities Purchase Agreement dated March 18, 2021

10.6 (6)	Promissory Note dated March 18, 2021

10.7 (11)	Licensing Agreement with Gelteq Ptd Ltd.

10.8 (12)	Private Label Agreement with Whitney Johns, Inc. dated October 11, 2021

10.9 (11)	Lease Agreement for warehouse and distribution facility dated January 20, 2022

10.10 (7)	Common Stock Purchase Warrant dated February 10, 2022

10.11 (7)	Promissory Note dated February 22, 2022

10.12 (8)	Securities Purchase Agreement dated May 25, 2022

10.13 (8)	Convertible Promissory Note dated May 25, 2022

10.14 (11)	Consulting Agreement with Robert Madden

10.15 (9)	Loan Agreement with Amazon Capital Services, Inc. entered into on October 7, 2022

10.16 (10)	Acquisition Agreement with Hyperion, L.L.C. and Online Publishing & Marketing, LLC dated January 13, 2023

10.17 (10)	Securities Purchase Agreement dated January 24, 2023

10.18 (10)	10% OID Promissory Note dated January 24, 2023

10.19 (10)	Common Stock Purchase Warrant dated January 24, 2023

10.20 (13)	First Amendment to 10% OID Promissory Note

10.21 (13)	First Amendment to 10% OID Promissory Note

14.1 (11)	Code of Ethics

23.1*	Consent of BF Borgers CPA PC, independent registered public accounting firm

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

107 (11)	Filing Fee Table

* Filed herewith

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated and filed with the Commission on March 6, 2015.

(2)	Incorporated by reference from our Annual Report on Form 10-K dated and filed with the Commission on February 19, 2021.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 28, 2020.

(4)	Incorporated by reference from our Regulation A Offering Statement on Form 1-A dated and filed with the Commission on May 7, 2021.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 8, 2020

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 19, 2021

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 2, 2022.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 7, 2022.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on November 8, 2022.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 26, 2023.

(11)	Previously filed.

(12)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 31, 2023.

(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2023.

ITEM 16 – 10-K SUMMARY

The issuer has elected not to provide a 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthy Extracts Inc.

Dated:April 1, 2024		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:April 1, 2024		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated:April 1, 2024		/s/ Robert Madden
	By:	Robert Madden
	Its:	Chief Financial Officer, Secretary,
and Principal Accounting Officer