Form 10-Q
period 2024-03-31
HEALTHY EXTRACTS INC.
filed 2024-05-20
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 2,963,906 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1Financial Statements

HEALTHY EXTRACTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash	$87,312	$19,441
Accounts receivable	24,055	30,440
Inventory, net	1,552,814	1,626,283
Offering costs	149,274	151,931
Right of use asset, net	56,523	71,583
Total current assets	1,869,978	1,899,678

Fixed assets	2,757	3,306
Patents/Trademarks	521,881	521,881
Deposit	16,890	16,890
Goodwill	193,260	193,260
Total other assets	734,787	735,336

TOTAL ASSETS	$2,604,765	$2,635,014

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$117,515	$116,842
Accrued liabilities	206,452	215,069
Lease liabilities - current	58,906	65,229
Lease liabilities - long-term	-	9,222
Notes payable	295,795	361,093
Notes payable - related party	178,366	83,366
Convertible debt, net of discount	628,045	608,601
Accrued interest payable	50,647	64,386
Accrued interest payable - related party	6,615	2,465
Derivative liabilities	910,779	154,150
Total current and total liabilities	2,453,120	1,680,424

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,963,906 shares issued and outstanding as of March 31, 2024, and 2,954,104 shares issued and outstanding as of December 31, 2023, respectively	354,502	354,492
Additional paid-in capital	19,058,075	18,999,770
Accumulated deficit	(19,260,931)	(18,399,673)
Total stockholders' equity	151,646	954,590

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,604,765	$2,635,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE MONTH ENDING MARCH 31, 2024 AND 2023
(Unaudited)
	FOR THE MONTHS ENDING
	MARCH 31
	2024	2023

REVENUE
Revenue	$688,786	$614,943
Net revenue	688,786	614,943

COST OF REVENUE
Cost of goods sold	280,428	337,102
Total cost of revenue	280,428	337,102

GROSS PROFIT	408,358	277,841

OPERATING EXPENSES
General and administrative	470,431	683,029
Total operating expenses	470,431	683,029

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(42,557)	(89,060)
Change in fair value on derivative	(756,628)	(84,908)

Total other income (expense)	(799,185)	(173,968)

Net income/(loss) before income tax provision	(861,259)	(579,157)

NET INCOME/(LOSS)	$(861,259)	$(579,157)

Income/(Loss) per share - basic and diluted	$(0.30)	$(0.20)

Weighted average number of shares outstanding - basic and diluted	2,915,410	2,854,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE MONTHS ENDING MARCH 31, 2024 AND 2023
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock for services	320,000	320	15,680	-	16,000

Fair value of restricted stock units	-	-	-	-	-

Fair value of options and warrants issued	-	-	-	-	-

Issuance of common stock-restricted stock units issued	-	-	-	-	-

Net (loss) for the period	-	-	-	(579,157)	(579,157)

Balance - March 31, 2023	2,879,104	345,492	17,475,579	(16,505,899)	1,315,173

Issuance of common stock for services	-	-	-	-	-

Fractional shares adjustment from reverse split	9,802	10	(10)	-	-

Fair value of options and warrants issued	-	-	58,314	-	58,314

Issuance of common stock-restricted stock units issued	-	-	-	-	-

Net (loss) for the period	-	-	-	(861,259)	(861,259)

Balance - March 31, 2024	2,963,906	354,502	19,058,074	(19,260,931)	151,646

The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	FOR THE MONTH ENDING
	MARCH 31
	2024	2023
Cash Flows from Operating Activities:
Net Income/(Loss)	$(861,259)	$(579,157)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	549	549
Warrants issued for services	58,314	16,000
Change in fair value on derivative liability	756,628	84,908
Changes in operating assets and liabilities:
Accounts receivable	6,385	(29,604)
Inventory	73,469	164,922
Offering Costs	2,657	-
Cost in acquisition of Hyperion/OP&M	-	(32,617)
Right of use asset, net	15,060	-
Accounts payable	673	23,170
Accrued liabilities	(8,617)	(8,683)
Accrued interest payable	(13,739)	17,636
Accrued interest payable - related party	4,150	-
Lease liability - current	(6,324)	-
Lease liability - long-term	(9,222)	-
Net Cash used in Operating Activities	18,724	(342,876)

Cash Flows from Investing Activities:

Purchase of fixed assets	-	-
Gain on sale of asset	-	-
Cash flows provided by (used in) Investing Activities:	-	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	-	-
Proceeds from issuance of convertible debt	19,445	388,888
Payments for repayment of convertible debt	-	(110,535)
Proceeds from issuance of notes payable	118,132	136,705
Payments for repayment of notes payable	(183,430)	75,370
Proceeds from issuance of notes payable - related party	95,000	-
Payments for repayment of notes payable - related party	-	-
Loan origination fees	-	-
Net Cash provided by Financing Activities	49,146	490,429

Increase (decrease) in cash	67,871	147,553
Cash at beginning of period	19,441	65,651
Cash at end of period	$87,312	$213,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

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

On January 13, 2023, the Company entered into an Acquisition Agreement for the acquisition of Hyperion, L.L.C. and Online Publishing & Marketing, LLC, both Virginia limited liabilities companies, by merging them into its newly-formed wholly-owned subsidiaries, Green Valley Natural Solutions, LLC (“Green Valley”) and Online Publishing & Marketing, LLC (“OPM”), both Nevada limited liability companies.

The Company did not complete the acquisitions, and on April 18, 2024, received a Notice of Termination of the Acquisition Agreement from both Hyperion, L.L.C. and Online Publishing & Marketing, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of March 31, 2024 and December 31, 2023, the total of inventory allowance was $1,519,532 and $1,611,257. The following are the classes held in inventory as of March 31, 2024 and December 31, 2023:

	MARCH 31,	DECEMBER 31,
	2024	2023
Inventory

Inventory Classes:
Raw Materials	$2,849,557	$2,998,683
Finished Goods	219,502	225,567
Work in process	3,287	13,290
Total inventory	3,072,346	3,237,540
Inventory allowance	(1,519,532)	(1,611,257)
Total inventory, net	1,552,814	1,626,283

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

As of March 31, 2024, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of March 31, 2024, after working through our analysis of goodwill during the months ended March 31, 2024.

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

Concentration

There is no concentration of revenue for the year ended December 31, 2023 and for the months ended March 31, 2024 because the revenue was earned from multiple customers.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2024 and December 31, 2023, there were no uncertain tax positions that required accrual.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands dis3closure of fair value measurements.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of March 31, 2024 and December 31, 2023 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2022	$102,011	-	-	$102,011
Derivative liability	154,150	-	-	154,150
Fair Value at December 31, 2023	$154,150	-	-	$154,150
Derivative liability	756,629	-	-	756,629
Fair Value at March 31, 2024	$910,779	-	-	$910,779

March 31, 2024

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	$910,779	$910,779

December 31, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	$154,150	$154,150

The details of derivative liability transactions for the months ended March 31, 2024 and the year ended December 31, 2023 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2022	$102,011
Issued during the year ended December 31, 2023	145,067
Derivative liabilities debt premium	29,167
Change in fair value recognized in operations	(83,923)
Converted during the year ended December 31, 2023	(38,172)
Balance, December 31, 2023	$154,150
Issued during the months ended March 31, 2024	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	756,629
Converted during the months ended March 31, 2024	-
Balance, March 31, 2024	$910,779

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the months ending March 31, 2024 and the year ended December 31, 2023.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the months ended March 31, 2024 of $19,260,931. Due to our negative cash flow, the Company has substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ended March 31, 2024 and the year ended December 31, 2023, the Company had expenses totaling $0 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at March 31, 2024	Balance at December 31, 2023
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$866	$866	$866
Unsecured debt H	September 1, 2023	January 1, 2024	10%	$82,500	$0	$82,500
Unsecured debt I	January 1, 2024	June 30, 2025	15%	$84,965	$177,500
Total notes payable				$168,331	$178,366	$866
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$168,331	$178,366	$83,366

Unsecured debt A:  On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%.

Unsecured debt H:  On September 1, 2023, the Company received an unsecured line of credit in the principal of up to $82,500 with a loan origination fee in the amount of $7,500, which was amortized over the life of the line of credit. The net proceeds from this line of credit were $75,000. The loan is unsecured and is due for repayment on January 1, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. On January 1, 2024, both parties agreed to convert this note and move it over to Unsecured debt I. As of March 31, 2024, the outstanding principal balance of unsecured debt H totaled $0.

Unsecured debt I:  On January 1, 2024, the Company agreed and signed a new unsecured line of credit in the principal of up to $180,000. The net proceeds from this line of credit were $82,000. The loan is unsecured and is due for repayment on June 30, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of March 31, 2024, the outstanding principal balance of unsecured debt I totaled $177,500.

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

Supplemental statements of operations information related to leases are as follows:

Year Ended
March 31, 2024
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2022	$-
Weighted average remaining lease term – operating leases (in years)	1.08
Average discount rate – operating leases	9.80%

March 31, 2024
Operating leases
Right-of-use assets, net of amortization of $104,182	$56,523

Short-term operating lease liabilities	$(58,906)
Long-term operating lease liabilities	-
Total operating lease liabilities	$(58,906)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2022 (remaining eleven months)	$-
2023	-
2024	52,226
2025	5,822
2026 and thereafter	-
Total lease payments	$58,048
Less: Imputed interest/present value discount	$858
Present value of lease liabilities	$58,906

NOTE 6 – NOTES PAYABLE

As of December 31, 2023, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at March 31, 2024	Balance at December 31, 2023
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	-	-
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	-
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	-	166,486
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt F	July 26, 2023	May 18, 2024	12.99%	196,000	-	110,399
Secured debt G	December 19, 2023	December 18, 2024	10%	94,600	57,895	92,526
Unsecured debt J	March 18, 2024	May 25, 2025	15%	247,300	237,900	-
Total notes payable				$1,151,600	369,411	$369,411
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$1,151,600	369,411	$369,411

Unsecured debt B:  On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $180,000. The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022. There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023. During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B. During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full. As of March 31, 2024, the principal balance of the note was paid off.

Secured debt C:  On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442. Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full. As of March 31, 2024 the principal balance of secured debt C was paid off.

Unsecured debt D:  On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $163,514 towards the unsecured debt D. During 2024, the Company made a total in principal payments of $46,718 towards the unsecured debt D. ON March 18, 2024, the Company agreed with the borrower to close this unsecured debt D and roll over the outstanding principal in to unsecured debt J. As of March 31, 2024, the outstanding principal balance of unsecured debt D totaled $0.

Secured debt E:  On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of March 31, 2024 the principal balance of secured debt E was paid off.

Secured debt F:  On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month. During 2023, the Company has made principal payments totaling $85,601 towards the secured debt F. During 2024, the Company has made principal payments totaling $110,399 towards the secured debt F. As of March 31, 2024 the principal balance of secured debt E was paid off.

Secured debt G:  On December 19, 2023, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $86,000 and will have a loan term of twelve months. The note has a cost of funds equal to 10% of the loan amount or $8,600 and will be due upon acceptance of the loan amount. A total of $283 of the interest has been expensed in 2023. A total of $2,144 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 14% of daily sales. and will be due December 21, 2023 and will continue until full amount owed is paid. During 2023, the Company has made principal payments totaling $2,074 towards the secured debt E. During 2024, the Company has made principal payments totaling $28,457 towards the secured debt E. As of December 31, 2023 the principal balance of secured debt E was $64,068.

Unsecured debt J:  On March 18, 2024, the Company received an unsecured loan in the principal of $247,300. The loan is unsecured and the initial payment of $19,365 will be due on April 25, 2024. There will be fourteen monthly payments due on the 25th day of each following month, beginning on April 25, 2024 through May 25, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. The Company has accrued $1,289 in interest and will accrue an additional $8,111 of interest over the life of the loan. As of March 31, 2024, the outstanding principal balance of unsecured debt J totaled $237,900.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2023, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at March 31, 2024	Balance at December 31, 2023
Convertible promissory note #1	July 28, 2016	January 19, 20217	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	-
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	200,000	200,000
Convertible promissory note #4	January 24, 2023	April 24, 2024	0%	388,888	421,295	401,851
Total notes payable				$757,888	628,045	608,601
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	628,045	608,601

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of March 31, 2024 was $6,750.

The fair value of the derivative as of March 31, 2024 was determined to be $42,222 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.23 per share; expected exercise price of $1.232 per share; volatility of 196%; expected dividend yield of zero; and annual risk-free interest rate of 5.39%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period.  The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of March 31, 2024, the principal balance of the note was paid off the principal balance of the note was paid off.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based, prior to the note being paid off, on the following assumptions:  common share price of $2.23 per share; expected exercise price of $6.00 per share; volatility of 196%; expected dividend yield of zero; and annual risk-free interest rate of 5.39%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $89,895. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The fair value of the derivative was determined to be $80,530 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.23 per share; expected exercise price of $6.00 per share; volatility of 196%; expected dividend yield of zero; and annual risk-free interest rate of 5.39%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $184,011. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. On October 31, 2023 the note was extended to April 24, 2024 for an additional fee in the amount of $38,889. The additional fee will be amortized over the six month and in 2023 $12,962 was expensed. The outstanding balance on convertible promissory note #4 as of March 31, 2024 was $421,295. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $788,028 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.23 per share; expected exercise price of $2.007 per share; volatility of 196%; expected dividend yield of zero; and annual risk-free interest rate of 5.39%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	March 31, 2024	Upon Issuance 2024	December 31, 2023	Upon Issuance 2022
Stock Price	$2.23	$0.00	$0.06	$0.048
Exercise Price	$1.232-6.00	$0.00	$0.017-0.05	$0.045
Expected Life	0	0	0	0.75
Volatility	196%	0%	133%	145%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	5.39%	0%	5.44%	4.57%
Convertible Notes	628,045	0	595,638	388,888
Total Fair Value	$910,045	$0.00	$154,153	$174,234

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

During the months ended March 31, 2024, the following transactions were recorded in the account “change in fair value on derivative”: (i) the change in the fair value of these derivative liabilities for the months ended March 31, 2024 resulted in a loss of $756,629.

The details of derivative liability transactions for the period ended March 31, 202 and December 31, 2023 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2022	$102,011
Issued during the year ended December 31, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(83,923)
Converted during the year ended December 31, 2023	(38,172)
Balance, December 31, 2023	$154,150
Issued during the months ended March 31, 2024	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	756,629
Converted during the months ended March 31, 2024	-
Balance, March 31, 2024	$910,779

NOTE 9 – INCOME TAXES

The effective income tax rate for the months ended March 31, 2024 and 2023 differs from the U.S. Federal statutory rate due to the following:

	March 2024	March 2023
Federal statutory income tax rate	$241,152	$(162,163)
Change in valuation allowance	(241,152)	162,163
	$-	$-

The components of the deferred tax assets and liabilities at March 31, 2024 and 2023 are as follows:

	March 2024	March 2023
Long-term deferred tax assets:
Federal net operating loss carryforwards	$241,152	$162,163
Valuation allowance	(241,152)	(162,163)
Net long-term deferred tax assets	$-	$-

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

The Company effectuated a reverse stock split of 120-for-1 as of December 29, 2023.  Due to the reverse stock split we added 9,802 common stock shares from the fractional shares issued by the DTC.

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

As of March 31, 2024, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

There were no shares issued during the first quarter 2024.

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

Warrant Issuances

During the month ending March 31, 2023, the Company issued 61,846 warrants to 2 unrelated parties at a per share price of $5.6592. On February 2, 2022, the Company issued 16,667 warrants to an individual at a per share price of $6.00. As of December 31, 2023, there were 195,180 warrants outstanding, of which 195,180 warrants are fully vested. As of March 31, 2024, there were 132,680 warrants outstanding, of which 132,680 warrants are fully vested.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2023	195,180	$ 6.72	2.26	$ 32,678
Granted	-	-	-	-
Forfeited	(62,500)	6.00	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024	132,680	$ 7.07	2.81	$ -

Vested and expected to vest at March 31, 2024	132,680	$ 7.07		$ -

Exercisable at March 31, 2024	132,680	$ 7.07		$ -

At March 31, 2024, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

Omnibus Stock Grant and Option Plan

The following summary of options activity for the months ended March 31, 2024 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2023	38,333	$ 6.00	2.34	$ 46,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024	38,333	$ 6.00	2.34	$ -

Vested and expected to vest at March 31, 2024	38,333	$ 6.00		$ -
Exercisable at March 31, 2024	38,333	$ 6.00		$ -

At December 31, 2023, the intrinsic value of these stock options was $46,000 as the exercise price of these stock options were less than the market price.

The following summary of restricted stock units’ activity for the months ended March 31, 2024 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2023	58,958	6.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2024	58,958	6.00

As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $423,910. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

As of March 31, 2024, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $60,727. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Months and Years Ending
	March 31, 2023	December 31, 2023
Risk-free interest rate	5.39%	5.18%
Average expected term (years)	4.7 years	4.7 years
Expected volatility	196%	106.5%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of March 31, 2024, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the months ended March 31, 2024.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	688,786	688,786	-	-
Cost of Revenue	280,428	280,428	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(861,259)	78,893	(20)	(940,131)
Identifiable Assets	1,552,814	1,552,814	-	-
Depreciation and Amortization	549	549	-	-

As of March 31, 2023, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended March 31, 2023.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	614,943	614,943	-	-
Cost of Revenue	337,102	337,102	-	-
Long-lived Assets	732,030	229,304	502,727	-
Gain (Loss) Before Income Tax	(579,157)	(203,549)	(813)	(374,794)
Identifiable Assets	1,654,206	1,654,206	-	-
Depreciation and Amortization	549	549	-	-

Currently, all of our customers are located in the United States of American and Canada. Our revenues to our customers are not material to our overall total sales. Our largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of our total sales in the months ending March 31, 2024 and 2023.

NOTE 12 – SUBSEQUENT EVENTS

The Company has paid off the unsecured debt G in early April 2024.

The Company issued 25,500 shares of common stock for services rendered at a price of $2.20 on April 11, 2024.

Effective May 8, 2024, we dismissed BF Borgers CPA PC (“BF Borgers”) as our independent registered public accounting firm. Also on May 8, 2024, we engaged Bush & Associates CPA LLC (“Bush”) as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of our Audit Committee.

The Company evaluated its March 31, 2024 financial statements for subsequent events through May 10, 2024, the date the financial statements were available to be issued.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Introduction

We had revenues of $688,786 for the three months ended March 31, 2024, as compared to $614,943 for the three months ended March 31, 2023, an increase of $73,842, or 12%. Our cost of revenue was $280,428 for the three months ended March 31, 2024, as compared to $337,102 for the three months ended March 31, 2023, a decrease of $56,674, or 17%.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Increase/ (Decrease)

Revenue	$688,786	$614,943	$73,842
Cost of Revenue	280,428	337,102	(56,674)

Operating expenses:
General and administrative	470,431	683,029	(212,598)
Total operating expenses	470,431	683,029	(212,598)

Net operating loss
Other income/(expense)	(799,185)	(173,968)	625,217

Net gain/(loss)	$(861,259)	$(579,157)	$282,102

Revenues

We had revenues of $688,786 for the three months ended March 31, 2024, as compared to $614,943 for the three months ended March 31, 2023, an increase of $73,842, or 12%. The increase in revenues was mainly due to our increased focus on the Amazon marketplace.

Cost of Revenue

Our cost of revenue was $280,428 for the three months ended March 31, 2024, as compared to $337,102 for the three months ended March 31, 2023, a decrease of $56,674, or 17%, and consisted of wholesale product costs and packaging.

General and Administrative

General and administrative expense was $470,431 and $683,029 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $212,598, or 31%. For the three months ended March 31, 2024, general and administrative expenses consisted mainly of advertising fees of $127,849, consulting fees of $105,000, accounting and legal fees of $73,631, stock based compensation of $58,314,  and salaries and wages of $44,123. For the three months ended March 31, 2023, general and administrative expenses consisted mainly of advertising of $175,870, consulting fees of $193,405, professional fees of $104,233, and salaries and wages of $35,157.

Net Operating Gain/Loss

As a result of the items discussed above, our net operating loss was $62,073 for the three months ended March 31, 2024, and our net operating loss was $405,188 for the three months ended March 31, 2023, an decrease of $343,115, or 85%.

Other Income and Expense

Other income (expense) was $(799,185) and $(173,968) for the three months ended March 31, 2024 and 2023, respectively, an increase of $625,217, or 359%. For the three months ended March 31, 2024, our other income (expense) consisted of interest expenses, net of interest income of $(42,557) and change in fair value on derivative of $(756,628). For the three months ended March 31, 2023, our other income (expense) consisted of interest expenses, net of interest income of $(89,060) and change in fair value on derivative of $(84,908).

Net Gain/(Loss)

Our net gain (loss) for the three months ended March 31, 2024 was $(861,259), or $(0.30) per share, and our net gain (loss) for the three months ended March 31, 2023, was $(579,157), or $(0.20) per share, an increase of $282,102, or 49%.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2024, we were unable to generate sufficient revenues and had negative operating cash flows. Our cash on hand as of December 31, 2023 was $19,441 and as of March 31, 2024 was $87,312. While we had positive net cash from operations for the three months ended March 31, 2024, our monthly cash flow burn rate for the year ended December 31, 2023 was $35,000. We have both short- and medium-term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2024, and December 31, 2023, respectively, are as follows:

	March 31,	December 31,	Increase/
	2024	2023	(Decrease)

Cash	$87,312	$19,441	$67,871
Total Current Assets	1,869,978	1,899,678	(29,700)
Total Assets	2,604,765	2,635,014	(30,249)
Total Current and Total Liabilities	2,453,120	1,680,424	772,696

Our total current assets and total assets decreased slightly during the three months ended March 31, 2024, primarily as a result of our decrease in inventory of $73,469, offset in part by an increase in cash of $67,871. Our accumulated deficit increased during the three months ended March 31, 2024, by $861,259 to $19,260,931.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2024 was $87,312. Based on our current level of revenues and monthly burn rate for 2023 of approximately $35,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash from operating activities of $18,724 for the three months ended March 31, 2024, compared to net cash used in operating activities of $342,876 for the three months ended March 31, 2023. We use our cash for normal business operations. Our net cash from operating activities for the three months ended March 31, 2024, consisted of our net loss of $861,259, offset in part by our change in fair value on derivative liability of $756,628 and our decrease in inventory of $73,469. Our net cash used in operating activities for the three months ended March 31, 2023, consisted of our net loss of $579,157, offset in part by our increase in inventory of $164,922 and our change in fair value on derivative liability of $84,908.

Investing Activities

We had zero cash flows provided by investing activities for the three months ended March 31, 2024 and 2023.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2024 was $49,146, compared to $490,429 for the three months ended March 31, 2023. Our net cash provided by financing activities consisted of proceeds from the issuance of notes payable of $118,132, proceeds from the issuance of notes payable related party of $95,000, and proceeds from the issuance of convertible debt of $19,445, offset by repayment of notes payable of $183,430.

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three-month period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4Mine Safety Disclosures

Not applicable.

ITEM 5Other Information

None.

ITEM 6Exhibits

(a)Exhibits

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc. filed December 19, 2014

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed October 23, 2020

3.3 (3)	Certificate of Amendment of Articles of Incorporation filed December 19, 2023

3.3 (4)	Bylaws of Grey Cloak Tech Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 28, 2023.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on August 3, 2021.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 29, 2023.

(4)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on March 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthy Extracts Inc.

Dated: May 20, 2024	/s/ Kevin “Duke” Pitts
By:Kevin “Duke” Pitts
Its:President