Form 10-K
period 2024-12-31
HEALTHY EXTRACTS INC.
filed 2025-04-01
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55572

Healthy Extracts Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2594704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7375 Commercial Way, Suite 125 Henderson, NV	89011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 463-1004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	None

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 14, 2025 was $3,610,141, based on the closing price of $2.50 on June 28, 2024.

As of March 14, 2025, there were 2,989,406 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

HEALTHY EXTRACTS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

ITEM 1 – BUSINESS

Our Business

Over the last year, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, we have been successful in meeting these objectives and our business has remained relatively unchanged

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health.

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

Our BergaMet all-natural Citrus Bergamot SuperFruitTM formulations address an expanding global heart-health ingredients market that is projected to grow at a 4.6% CAGR to reach $55.3 billion by 2027, according to ResearchAndMarkets. This growth is largely being driven by concerns about cardiovascular disease, which remains the leading cause of premature death globally according to the World Health Organization.

Our UBN products tap the fast-growing market for brain health, which is growing at a 9.4% CAGR and is expected to reach $15.7 billion by 2030, according to Grandview Research. This market is being driven in part by the rise in the aging adult population in North America and Europe, with consumers increasingly using brain health supplements to prevent or treat mental conditions such as memory loss or dementia, or to improve mental cognition, energy and focus.

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

We believe the following are our competitive strengths:

High Gross Margins. We have high gross margin categories, with our gross margin ranging from 60% to 70%, depending on product and market channel.

Nutraceutical Delivery System. Through our exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq Pty Ltd. (“GELS”), a third-party global leader in ingestible gel technology, we will offer a gel-pack delivery system in 2025 that our competition in North America cannot provide. GELS provides a patented, customizable platform for supplement delivery, in that each gel formulation is tailored to solve a particular problem and deliver a specific outcome.

Higher BPF Content. We provide the world’s highest strength Citrus Bergamot SuperFruit, and as a result our heart and immune products have specific advantages. For example, our BergaMet PRO+ product has 47% Bergamot Polyphenolic Fraction Gold (“BPF Gold”) potency as compared to our closest competitor at only 38% BPF. BPF is an extract derived from the fruit’s juice, peel, and pulp, is comprised of five polyphenols (Naringin, Neohesperidin, Brutieridin, Melitidin, and Neoeriocitrin), and its potency is determined by the concentration of these five polyphenols achieved during the extraction process. The potency of BPF is widely compared by Bergamot users in making their purchase decisions because a higher potency may lead to greater benefits, and is generally considered more desirable in the marketplace.

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

We currently are not profitable, but with new product introductions and stable cash flow, we expect to be profitable in the future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability.

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

Our Financial Condition and Ability to Continue as a Going Concern

Our net loss from inception to December 31, 2024 was $19,240,344, and we had limited cash resources at December 31, 2024 of $112,020. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock or other means and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail and stockholders will lose their investment in our company. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, financing will likely be dilutive to our stockholders.

Future Anticipated Growth Drivers

New Sales Channels and Product Launches

In order to drive continued sales growth and leverage our growing customer base, we are planning to expand our product portfolio to include supplements that support CoQ10, weight management, hydration and gut health (the balance between helpful and harmful bacteria and yeast in the digestive system). These health products are ready to be manufactured and made available in early 2025.

We plan to further expand our sales channels as well as our portfolio of natural formulations for heart and brain health and other indications.

Strategic Acquisitions

The market for nutraceutical products is highly fragmented, which creates many acquisition opportunities. As part of our primary mission, we will continue to evaluate potential acquisition opportunities that could expand our product portfolio and benefit from our marketing strength and multi-channel distribution.

Employees

On the Healthy Extracts holding company level, our company’s two officers, Kevin “Duke” Pitts and Robert Madden, are each  full-time. Our BergaMet subsidiary has two full-time employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers.

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

Summary of Risk Factors

There are a number of risks related to our business and our common stock that you should consider. You should carefully consider all the information presented in the section titled “Risk Factors” in this Annual Report. Some of the principal risks related to our business include the following:

•We utilize one main vendor for manufacturing, and the termination of that agreement could have material effect on the cost of our products and the manufacturing of our finished goods;

•We currently are not profitable, but with new product introductions and stable cash flow, we expect to be profitable in the future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations;

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

•We will require additional financing in the future, and we can provide no assurance that such funding will be available on terms that are acceptable to us, or at all;

•One of our shareholders, Jay Decker, and his adult children will continue to own a significant percentage of our Common Stock and will maintain the ability to substantially influence all matters submitted to stockholders for approval;

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

Overview

Over the last year, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, we have been successful in meeting these objectives and our business has remained relatively unchanged.

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

In the U.S., nutraceutical products are regulated as drugs, food ingredients and/or dietary supplements. The term is not defined the same in all countries but is usually defined as a product isolated from foods and generally sold in medicinal forms not usually associated with food.

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

Bergamot Products

We develop, manufacture and distribute bergamot-based products in tablet and capsule form under the following brands:

•BergaMet Pro+

•BergaMet Mega+O

•BergaMet HERHEART

•BergaMet Cholesterol Command

•BergaMet SPORTSHEART

All of our BergaMet products are vegan friendly, non-GMO and gluten-free, and produced and tested by certified U.S. facilities, all as represented to us by our supplier, H&AD. Our HerHeart, Cholesterol Command, and Pro+ products are vegan, non-GMO, and gluten-free, as represented to us by our supplier, Brand Internationals and Analytical Resource Laboratory (third-party independent testing).

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

•UBN RELIEF: intended for migraine sufferers, this proprietary, patent-pending natural formulation has been shown to provide relief from symptoms often associated with migraine headaches, while also increasing brain and cognitive activation. This product is sold direct-to-consumer on our website as singular sale or monthly subscription, as well as sold in the retail marketplace.

•Brain Activate - Gel, a proprietary gel-pack formulation which was launched in collaboration with and under the brand name of our top brand influencer, Whitney Johns. The concentrated natural gel formulation provides the perfect “brain food” for sustained mental energy and attention without added sugars. It is sold direct-to-consumer on whitneyjohns.com as a singular sale or by subscription. The gel-packs are developed by GELS, a global leader in ingestible gel technology. GELS offer a super-convenient way to consume substances that have a positive impact on mental skills (sometimes referred to as “nootropics”) and other nutrients.

•Brain Activate - ENERGY Gel: a proprietary gel-pack nootropic formulation with caffeine. It is specially formulated to support focus, memory, cognition, mood and brain health, as well as reduce brain fog and support natural sleep patterns. The product was developed and launched in collaboration with Whitney Johns, and is sold direct-to-consumer on whitneyjohns.com as a singular sale or monthly subscription.

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

Gel-Pack Exclusive Licensing and Manufacturing Agreement

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with GELS, a third-party developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. The agreement has a three-year term and can be terminated by either party in the event of a breach, and contains a minimum order amount of 500,000 units of product (of which 250,000 units must have been purchased during the first 12 months). The agreement is mutually exclusive in that GELS is to be the exclusive manufacturer of all gel products that contain nutritional supplements by us in the territory, and that they will not manufacture gels containing bergamot for any other company in the territory.

Through this agreement we secured the exclusive rights in the nutritional supplement area to use GELS’ gelification process in the U.S. and Canada for the development and marketing of natural ingestible gels that contain our Citrus Bergamot or UBN ingredients. Among the many benefits, we believe our new exclusive gel-pack format will make our products easier and more convenient to consume.

Citrus Bergamot has been traditionally taken in tablet form which presents several drawbacks. Tablets require a liquid to facilitate swallowing or prevent choking (which still may occur), and proper digestion and absorption can sometimes be challenging. The liquid extract form of Bergamot is typically not preferred due to its unpleasant bitter taste.

The proprietary ingredients used in in our UBN product line are typically available in powder form, which requires it to be mixed with a liquid in a separate container. This can be messy and inconvenient for today’s on-the-go lifestyles. In contrast, a single-serving gel-pack containing our health-promoting formulations can be easily consumed anytime, anywhere with no liquid or mixing required.

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

Source: Research article published in Annals of Reviews and Research, August 2021

We have launched two gel-pack products using our patent-protected Fuel4Thought® (F4T®) formulation with Whitney Johns, including Brain Activate - Gel (without caffeine) and Brain Activate - ENERGY Gel. We plan to introduce a hydration and weight management gel in early 2025.

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

Our BergaMet all-natural Citrus Bergamot SuperFruit formulations address an expanding global heart-health ingredients market that is projected to grow at a 4.6% CAGR to reach $55.3 billion by 2027, according to ResearchAndMarkets. This growth is largely being driven by concerns about cardiovascular disease, which remains the leading cause of premature death globally according to the World Health Organization.

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

We anticipate launching a gut health gel-pack. The new gut health product will allow us to address a large and expanding global gut health market that is growing at a 7.9% CAGR to reach nearly $72 billion by 2027, according to Fortune Business Insights. Our gut health products are ready to be manufactured but have not yet been introduced to the market. Gut health is the balance between helpful and harmful bacteria and yeast in the digestive system.

Go-to-Market Strategy

Our approach to the market has been to implement a multi-channel marketing strategy that includes major eCommerce websites, distributors, white and private label, direct-to-consumer, influencer and affiliate programs, and traditional retail marketplaces.

As a key part of our multi-channel strategy, Amazon.com has been generating strong sales, particularly with its popular ‘Subscribe & Save’ option helping to further expand our recurring revenue stream. Amazon complements our direct-to-consumer channel on our BergaMet and UBN websites that offer a subscription-based option. Last year our Citrus Bergamot SuperFruit formulations also became available for purchase on Walmart.com.

We sell our products on Fullscript.com, the nation’s leading care delivery platform for integrative medicine. This makes select BergaMet products available to the more than 70,000 healthcare professionals and their more than 5 million patients on the Fullscript care platform.

The Fullscript launch followed the entry of our natural formulations for brain health into the retail marketplace through Natural Grocers stores nationwide. Natural Grocers is the nation's largest family-operated organic and natural grocery retailer. The retailer also provides extensive free nutrition education programs that help consumers make informed nutritional health choices. Our two products sold by Natural Grocers are Ultimate Brain Nutrients (UBN) ACTIVATE and UBN RELIEF.

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

As our first major influencer under this program, we teamed with popular fitness coach and entrepreneur, Whitney Johns. Whitney is an accomplished fitness athlete, model, personal trainer and nutrition advocate who has garnerd more than a million followers across Instagram, Facebook, TikTok, Twitter, and YouTube. Some of her popularity is due to her personalized diet and fitness program, Find Your Fit with Whit, which helps individuals from all walks of life achieve their personal nutritional and fitness goals. We entered into a Private Label Agreement with her on October 11, 2021, pursuant to which we granted her the exclusive right to private label our Ultimate Brain Nutrients ACTIVATE and BergaMet NA sports performance and hormone balancing products in the field of female fitness, and granted her the right of first refusal for private label rights on any new products and technology in the field. We have also developed our gut health and ACTIVATE gel-pack products with her, which are ready to manufacture but which have not been introduced to the market yet. The agreement is for three years and was subsequently verbally amended for us to pay her a flat monthly fee of $4,000 instead of the sales and volume-based compensation model in the original agreement. The agreement can be terminated by either party on 90 days’ written notice. For the year ended December 31, 2024, we paid her a total of $32,000 under this agreement.

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

The Whitney products include Whitney Johns Nutrition BRAIN ACTIVATE (in powder and gel format), ACTIVE for enhanced physical performance, and WOMEN’S HORMONE SUPPORT. These products are available from whitneyjohns.com as well as on Whitney’s Amazon.com store, with both channels offering subscription options.

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

Strategic Acquisitions

The market for nutraceutical products is highly fragmented, which creates many acquisition opportunities. As part of our primary mission, we will continue to evaluate potential acquisition opportunities that could expand our product portfolio and benefit from our marketing strength and multi-channel distribution.

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

One key competitor is Ortho Molecular, who distributors through medical offices. We are priced similarly to their product.  They sell a 38% BPF product.

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

We have high gross margin categories, with our gross margin ranging from 60% to 70%, depending on product and market channel.

Based upon our exclusive U.S. and Canadian licensing and manufacturing agreement for nutritional supplements with GELS, we will offer a gel-pack delivery system in 2025 that our competition in North America cannot provide. GELS is a customizable platform for supplement delivery, in that each gel formulation is tailored to solve a particular problem and deliver a specific outcome.

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

Employees

On the Healthy Extracts holding company level, our company’s two officers, Kevin “Duke” Pitts and Robert Madden, are each full-time. Our BergaMet subsidiary has two full-time employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers.

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

Description of Property

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities under an operating lease that expires in February 2025 which further got renewed till January 31, 2028. Prior to February 4, 2022, we leased a warehouse facility on a month-to-month basis. Our rent obligations for 2023 through 2025 are as follows: 2023 - $65,335, 2024 - $69,635, and 2025 - $71,214. Total rent for the year ended December 31, 2023 and 2024 was $65,335 and $74,748.

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

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with GELS, a developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. Through this agreement we secured the exclusive rights to use GELS’s gelification process in the U.S. and Canada for the development and marketing of natural ingestible gels that contain our Citrus Bergamot or UBN ingredients. In the event either party terminates that agreement, our ability to obtain and manufacture our products will be interrupted, and we may not be able to find a replacement at the same cost.

We are not profitable, and we do not expect to be profitable in the near future. There is no assurance our future operations will result in revenues sufficient to obtain or sustain profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 19, 2014, but we have changed our business focus with the acquisition of BergaMet in 2019 and UBN in 2020. We have not fully developed our current business operations and have not yet generated significant revenue from such operations.  Our ability to continue as a going concern is dependent upon our ability to further establish and then grow our business and to obtain adequate financing in order to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2024, was $19,240,344. Based on our cash position of $112,020 as of December 31, 2024, we have a pressing need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

As of December 31, 2023, we had over $1.6 million in inventory, and as of December 31, 2024, we had over $1.3 million in inventory. Our inventory could spoil or be damaged, or we could never sell it, affecting the assets on our balance sheet as well as our future profitability. Our build-up in inventory peaked at the end of 2020 and we have been able to continue to reduce our inventory through increased sales. We do not anticipate any inventory write-offs.

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

An element of our strategy includes expanding our product offerings and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

•any acquisition may result in significant expenditures of cash, stock and/or management resources,

•acquired businesses may not perform in accordance with expectations,

•we may encounter difficulties and costs with the integration of the acquired businesses,

•management’s attention may be diverted from other aspects of our business,

•we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,

•we may lose key employees of acquired or existing businesses,

•we may incur liabilities and claims arising out of acquired businesses,

•we may be unable to obtain financing, and

•we may incur indebtedness or issue additional capital stock, which could be dilutive to holders of our common stock.

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

•if the future market price of our Common Stock declines, holders of shares of Common Stock may be unable to resell such shares at or above the price at which they acquired them. We cannot assure such holders that the market of our Common Stock will not fluctuate or decline significantly in the future, in which case investors could incur substantial losses.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, subject to certain restrictions described below. All of the Shares will be freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”). These sales, or the perception in the market that holders of a large number of shares of our Common Stock intend to sell shares, could reduce the market price of our Common Stock. We have outstanding 2,989,406 shares of Common Stock, 648,890 of which may be resold in the public market immediately without restriction, and the rest of which may be sold pursuant to Rule 144. Also, we intend to register all shares of Common Stock that we may issue under our equity compensation plan on a registration statement on Form S-8. Upon such registration, such shares can be freely sold in the public market upon issuance, subject to the terms of applicable award agreements, volume limitations applicable to affiliates and lock-up agreements.

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

•the impact of laws and regulations; and

•the impact that general economic conditions and the uncertainty of the U.S. and global economy, inflation in the U.S., global supply chain disruptions, tariffs, and the sanctions imposed on Russia as a result of its invasion of Ukraine has had and will have on our industry, market, business and product candidates.

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

ITEM 2 – PROPERTIES

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities under an operating lease that expires in February 2025 which further got renewed till January 31, 2028. Prior to February 4, 2022, we leased a warehouse facility on a month-to-month basis. Our rent obligations for 2024 through 2025 are as follows: 2024 - $69,635, and 2025 - $71,214. Total rent for the year ended December 31, 2023 and 2024 was $65,335 and $74,748.

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

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2024 and 2023, as provided by Nasdaq, after giving effect to the 1-for-120 reverse stock split on December 29, 2023. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year
Ended		Transaction Prices
December 31,	Period	High	Low
2025	First Quarter (through March 31, 2025)	$2.51	$1.50

2024	Fourth Quarter	$3.58	$0.87
	Third Quarter	$4.29	$1.01
	Second Quarter	$2.50	$0.91
	First Quarter	$4.05	$1.03

2023	Fourth Quarter	$7.20	$3.24
	Third Quarter	$7.20	$3.60
	Second Quarter	$6.96	$5.50
	First Quarter	$7.02	$4.32

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

Holders

As of March 14, 2025, there were 2,989,406 shares of our common stock issued and outstanding and held by approximately 110 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
	(a)	(b)	(c)
Equity compensation plans approved by security holders (options)	38,333	$6.00	336,043
(RSU’s)	58,958	$1.20
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	97,291	$3.09	336,042

Recent Issuance of Unregistered Securities

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited financial statements and related notes elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

Over the last year, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, we have been successful in meeting these objectives  and our business has remained relatively unchanged.

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

Our Financial Condition and Going Concern Issues

Our net loss from inception to December 31, 2024 was $19,240,344, and we had limited cash resources at December 31, 2024 of $112,020. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock or other means and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail and stockholders will lose their investment in our company. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, financing will likely be dilutive to our stockholders.

Results of Operations for the Years Ended December 31, 2024 and 2023

Introduction

We had revenues of $3,113,279 for the year ended December 31, 2024, compared to $2,485,866 for the year ended December 31, 2023. Our cost of revenue for the year ended December 31, 2024 was $1,201,959, compared to $864,055 for the year ended December 31, 2023.

Our operating expenses were $2,094,469 for the year ended December 31, 2024, compared to $3,865,654 for the year ended December 31, 2023. Our operating expenses consisted entirely of general and administrative expenses.

Our net income (loss) was $(840,671) for the year ended December 31, 2024, compared to $(2,472,931) for the year ended December 31, 2023.

Revenues and Net Operating Loss

Our revenue, cost of revenue, gross profit, operating expenses, other income (expense), and net loss for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Revenue	$3,113,279	$2,485,866

Cost of Revenue	1,201,959	864,055

Gross Profit	1,911,320	1,621,810

Operating expenses:
General and administrative	2,094,469	3,865,654
Total operating expenses	2,094,469	3,865,654

Other income (expense)
Interest expenses, net of interest income	(186,252)	(176,948)
Change in fair value on derivative	(471,270)	(52,140)
Total other income (expense)	(657,522)	(229,088)

Net income (loss)	$(840,671)	$(2,472,931)

Revenues

We had revenues of $3,113,279 for the year ended December 31, 2024, compared to $2,485,866 for the year ended December 31, 2023, an increase of $627,413, or 25%. We expect revenue growth to increase as our direct consumer sales and marketing efforts continue to perform.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2024 was $1,201,959, compared to $864,055 for the year ended December 31, 2023, an increase of $337,903, or 39%. Gross profit for the year ended December 31, 2024 was $1,911,320, compared to $1,621,810 for the year ended December 31, 2023, an increase of $289,510, or 54%.

Cost of revenue as a percentage of revenues was 39% for the year ended December 31, 2024, compared to 35% for the year ended December 31, 2023.

General and Administrative

Our general and administrative expenses were $2,094,469 for the year ended December 31, 2024, compared to $3,865,654 for the year ended December 31, 2023, a decrease of $1,771,185, or 34%. In the year ended December 31, 2024, general and administrative expenses consisted mainly of advertising of $697,533, consulting fees of $405,050, stock-based compensation $241,858, salaries and wages of $191,200 and accounting and legal fees of $261,076. In the year ended December 31, 2023, general and administrative expenses consisted mainly of stock-based compensation of $1,494,191, consulting fees of $592,093, accounting and legal fees of $258,187 and salaries and wages of $198,554. For the year ended December 31, 2024, the decrease was due in part to catch up in stock-based compensation expense recognition.

Other Income (Expense)

Other income (expense) was $(657,522) for the year ended December 31, 2024, compared to $(229,088) for the year ended December 31, 2023, an increase of $428,434, or 340%. In the year ended December 31, 2024, other income (expense) consisted of interest expense, net of interest income of ($186,252) and change in fair value on derivative of $(471,270). In the year ended December 31, 2023, other income (expense) consisted of interest expense, net of interest income of ($176,948) and change in fair value on derivative of $(52,140). Change in fair value of derivative was related to the conversion of convertible debts into shares of common stock.

Net Income (Loss)

Net income (loss) was $(840,671), or $(0.28) per share, for the year ended December 31, 2024, compared to $(2,472,931), or $(0.85) per share, for the year ended December 31, 2023.

Our net income (loss) varies from period to period primarily because of the change in fair value on derivative and our increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2024, we had positive operating cash flows. Our cash on hand as of December 31, 2024 was $112,020. While we had positive net cash from operations for the year ended December 31, 2024, our monthly cash flow burn rate for the year ended December 31, 2023 was $35,000. We have both short- and medium-term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will consistently satisfy our cash flow needs.

Our cash, current assets, total assets, and current and total liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,	Increase/
	2024	2023	(Decrease)

Cash	$112,020	$19,441	$92,579
Total Current Assets	1,642,498	1,899,678	(257,180)
Total Assets	2,377,973	2,635,014	(257,041)
Total Current and Total Liabilities	1,967,596	1,680,424	287,172

Our total current assets and total assets decreased slightly during the year ended December 31, 2024 primarily as a result of our decrease in inventory of $265,067, offset in part by an increase in cash of $92,579. Our accumulated deficit increased during the year ended December 31, 2024, by $840,671 to $19,240,344.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2024 was $112,020. Based on our current level of revenues and monthly burn rate for 2023 of approximately $35,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash from operating activities of $281,968 for the year ended December 31, 2024, compared to net cash used in operating activities of $(415,749) for the year ended December 31, 2023. We use our cash for normal business operations. Our net cash from operating activities for the year ended December 31, 2024 consisted of our net loss of $840,671, offset in part by our change in fair value on derivative liability of $471,270, warrants issued for services of $301,858, and our decrease in inventory of $265,067. Our net cash used in operating activities for the year ended December 31, 2023 consisted of our net loss of $2,472,931, offset in part by our warrants issued for services of $1,639,191 and decrease in inventory of $192,845.

Investing Activities

We had zero cash flows provided by investing activities for the years ended December 31, 2024 and 2023.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2024 was $(189,389), compared to $369,539 for the year ended December 31, 2023. Our net cash provided by financing activities consisted primarily of proceeds from the issuance of notes payable of $94,000 and proceeds from the issuance of notes payable related party of $314,800, offset by repayment of notes payable of $489,123 and repayment of convertible debt of $103,666.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To all Board of Directors and Shareholders

Healthy Extracts Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Healthy Extracts Inc. (the “company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended December 31, 2024 and 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Healthy Extracts Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the entity in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL AUDIT MATTERS

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Bush & Associates CPA LLC

We have served as the Company's auditor since 2024.

Henderson, Nevada

March 31, 2025

PCAOB ID Number 6797

HEALTHY EXTRACTS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND DECEMBER 31, 2023

(Audited)

	DECEMBER 31,	DECEMBER 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$112,020	$19,441
Accounts receivable	11,003	30,440
Deposit	16,890	-
Inventory, net	1,361,216	1,626,283
Offering costs	149,274	151,931
Right of use asset, net	8,984	71,583
Total current assets	1,659,387	1,899,678

Fixed assets	3,445	3,306
Patents/Trademarks	521,881	521,881
Deposit	-	16,890
Goodwill	193,260	193,260
Total other assets	718,586	735,336

TOTAL ASSETS	$2,377,973	$2,635,014

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$52,248	$116,842
Accrued liabilities	248,609	215,069
Lease liabilities - current	9,222	65,229
Lease liabilities - long-term	-	9,222
Notes payable	2,427	361,093
Notes payable - related party	399,388	83,366
Convertible debt, net of discount	530,860	608,601
Accrued interest payable	67,770	64,386
Accrued interest payable - related party	31,652	2,465
Derivative liabilities	625,420	154,150
Total current and total liabilities	1,967,596	1,680,424

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,989,406 shares issued and outstanding as of December 31, 2024, and 2,954,104 shares issued and outstanding as of December 31, 2023, respectively	354,532	354,492
Additional paid-in capital	19,301,589	18,999,770
Treasury stock, at cost, 4,166 shares, respectively	(5,400)	-
Accumulated deficit	(19,240,344)	(18,399,673)
Total stockholders' equity	410,377	954,590

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,377,973	$2,635,014

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2024 AND 2023

(Audited)

	FOR THE TWELVE MONTHS ENDING DECEMBER 31,
	2024	2023

REVENUE
Revenue	$3,113,279	$2,485,866
Net revenue	3,113,279	2,485,866

COST OF REVENUE
Cost of goods sold	1,201,959	864,055
Total cost of revenue	1,201,959	864,055

GROSS PROFIT	1,911,320	1,621,810

OPERATING EXPENSES
General and administrative	2,094,469	3,865,654
Total operating expenses	2,094,469	3,865,654

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(186,252)	(176,948)
Change in fair value on derivative	(471,270)	(52,140)

Total other income (expense)	(657,522)	(229,088)

Net income/(loss) before income tax provision	(840,671)	(2,472,931)

NET INCOME/(LOSS)	$(840,671)	$(2,472,931)

Income/(Loss) per share - basic and diluted	$(0.28)	$(0.85)

Weighted average number of shares outstanding - basic and diluted	2,978,540	2,915,410

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE TWEVLE MONTHS ENDING DECEMBER 31, 2024 AND 2023

(Audited)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2022	2,876,437	$345,173	17,459,899	-	$(15,926,741)	$1,871,516

Issuance of common stock for services	2,667	320	15,680	-	-	16,000

Fair value of restricted stock units	-	-	298,153	-	-	298,153

Fair value of options and warrants issued	-	-	785,038	-	-	785,038

Issuance of common stock-restricted stock units issued	75,000	9,000	441,000	-	-	450,000

Net (loss) for the period	-	-	-	-	(2,472,931)	(2,472,931)

Balance - December 31, 2023	2,954,104	354,492	18,999,770	-	(18,399,673)	954,590

Issuance of common stock for services	29,666	30	81,070	-	-	81,100

Fractional shares adjustment from reverse split	9,802	10	(10)	-	-	-

Fair value of options and warrants issued	-	-	220,759	-	-	220,759

Purchase of treasury stock	(4,166)	-	-	(5,400)	-	(5,400)

Net (loss) for the period	-	-	-	-	(840,671)	(840,671)

Balance - December 31, 2024	2,989,406	354,532	19,301,589	(5,400)	(19,240,344)	410,377

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2024 AND 2023

(Audited)

	FOR THE TWELVE MONTHS ENDING DECEMBER 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income/(Loss)	$(840,671)	$(2,472,931)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(139)	2,195
Discount expensed from note payable and convertible notes	36,548	-
Warrants issued for services	301,858	1,639,191
Change in fair value on derivative liability	471,270	52,140
Changes in operating assets and liabilities:
Accounts receivable	19,437	75,353
Inventory	265,067	192,845
Offering Costs	2,657	(151,931)
Cost in acquisition of Hyperion/OP&M	-	53,015
Right of use asset, net	62,599	(71,583)
Accounts payable	(64,595)	25,526
Accrued liabilities	33,540	120,515
Accrued interest payable	30,441	42,999
Accrued interest payable - related party	29,187	2,465
Lease liability - current	(56,007)	65,229
Lease liability - long-term	(9,222)	9,222
Net Cash provided by/(used in) Operating Activities	281,968	(415,749)

Cash Flows from Investing Activities:

Cash flows provided by/(used in) Investing Activities:	-	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	-	(90,000)
Payments for treasury stock	(5,400)	-
Proceeds from issuance of convertible debt,	-	362,963
Payments for repayment of convertible debt	(103,666)	(110,535)
Proceeds from issuance of noted payable	94,000	713,283
Payments for repayment of notes payable	(489,123)	(657,560)
Proceeds from issuance of noted payable - related party	314,800	107,500
Payments for repayment of noted payable - related party	-	(25,000)
Loan origination fees	-	68,888
Net Cash provided by/(used in) Financing Activities	(189,389)	369,539

Increase (decrease) in cash	92,579	(46,210)
Cash at beginning of period	19,441	65,651
Cash at end of period	$112,020	$19,441

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

The Company did not complete the acquisitions, and on April 18, 2024, received a Notice of Termination of the Acquisition Agreement from both Hyperion, L.L.C. and Online Publishing & Marketing, LLC.  Green Valley and OPM were subsequently revoked.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying audited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the year ended December 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These audited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

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

In regards to inventory write-offs and allowances, our Company determines the net realizable value by using the various factors as follows:  excess or slow-moving inventories (12 months or more of inventory on hand), expiration dates (within 12 months of the current reporting period), current and future product demand, production planning, and market conditions. If any of these factors are found in the reporting period, management will review each item and determine if any additional allowances or write-offs need to be made. A change in any of these variable’s factors could result in an adjustment to inventory. Management has provided for any risks in the current inventory allowance booked.

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

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of December 31, 2024 and December 31, 2023, the total of inventory allowance was $781,759 and $1,611,257. The following are the classes held in inventory as of December 31, 2024 and December 31, 2023:

	DECEMBER 31,	DECEMBER 31,
	2024	2023
Inventory

Inventory Classes:
Raw Materials	$1,932,383	$2,998,683
Finished Goods	186,938	225,567
Work in process	23,954	13,290
Total inventory	2,142,975	3,237,540
Inventory allowance	(781,759)	(1,611,257)
Total inventory, net	1,361,216	1,626,283

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

As of December 31, 2024, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of December 31, 2024, after working through our analysis of goodwill during the year ended December 31, 2024.

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

•Fair value of five years of revenue (2024 to 2028):  we discounted our cash flows to the anticipated cash projected to be received. We also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, we would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

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

If the Company receives a request for refund on a customer obligation, the Company will refund the full cost of the obligation due to our money back guarantee. Historically, we have done a valuation of our sales allowance account (customer returns). In 2024 our return percentage was 0.007% of sales and 2023 was 0.008% of sales. Due to the low refund percentage management decided there was not a need for an estimated adjustment for allowances and refunds due to materiality.

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

Concentration

There is no concentration of revenue for the year ended December 31, 2023 and for the year ended December 31, 2024 because the revenue was earned from multiple customers.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2024 and December 31, 2023, there were no uncertain tax positions that required accrual.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of December 31, 2024 and December 31, 2023 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2022	$102,011	-	-	$102,011
Derivative liability	52,139	-	-	52,139
Fair Value at December 31, 2023	$154,150	-	-	$154,150
Derivative liability	471,270	-	-	471,270
Fair Value at December 31, 2024	$625,420	-	-	$625,420

December 31, 2024

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	625,420	$625,420

December 31, 2023

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	154,150	$154,150

The details of derivative liability transactions for the year ended December 31, 2024 and the year ended December 31, 2023 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2022	$102,011
Issued during the year ended December 31, 2023	145,067
Derivative liabilities debt premium	29,167
Change in fair value recognized in operations	(83,923)
Converted during the year ended December 31, 2023	(38,172)
Balance, December 31, 2023	$154,150
Issued during the year ended December 31, 2024	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	471,270
Converted during the year ended December 31, 2024	-
Balance, December 31, 2024	$625,420

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ending December 31, 2024 and December 31, 2023.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues from operations which has stabilized its cash flow from be negative to neutral over the past year. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the year ended December 31, 2024 of $19,240,344. Due to our neutral cash flow, the Company has doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, most of the Company’s development activities since inception have been financially sustained through equity financing but we are using all additional cash flow to help support the Company’s growth and research and development of new products. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the year ended December 31, 2024 and the year ended December 31, 2023, the Company had expenses totaling $0 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2024	Balance at December 31, 2023
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$866	$666	$866
Unsecured debt H	September 1, 2023	January 1, 2024	10%	$82,500	$-	$82,500
Unsecured debt I	January 1, 2024	June 1, 2025	15%	$84,965	$177,500	$-
Unsecured debt L	November 14, 2024	November 13, 2027	15%	$220,000	$221,222	$-
Total notes payable				$388,331	$399,388	$83,366
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$388,331	$399,388	$83,366

Unsecured debt A:  On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%. During the fourth quarter of 2024, the company made a payment of $200 towards part of this unsecured loan.  As of December 31, 2024, the outstanding principal balance of unsecured debt A totaled $666.

Unsecured debt H:  On September 1, 2023, the Company received an unsecured line of credit in the principal of up to $82,500 with a loan origination fee in the amount of $7,500, which was amortized over the life of the line of credit. The net proceeds from this line of credit were $75,000. The loan is unsecured and is due for repayment on January 1, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. On January 1, 2024, both parties agreed to convert this note and move it over to Unsecured debt I. As of December 31, 2024, the outstanding principal balance of unsecured debt H totaled $0.

Unsecured debt I:  On January 1, 2024, the Company agreed and signed a new unsecured line of credit in the principal of up to $180,000. The net proceeds from this line of credit were $82,000. The loan is unsecured and is due for repayment on June 30, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of December 31, 2024, the outstanding principal balance of unsecured debt I totaled $177,500.

Unsecured debt L:  On November 14, 2024, the Company received an unsecured loan in the principal of $220,000 with a loan origination fee in the amount of $22,000, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $220,000. The loan is unsecured and the initial payment of $8,667 is due on January 24, 2025. There will be two months of no payments but interest will start accruing.  Once the payments are started there will be a total of 34 monthly payments due on the 24th day of each following month, ending October 24, 2027. As of December 31, 2024, the outstanding principal balance of unsecured debt L totaled $221,222.

NOTE 5 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2022, the Company entered into a lease agreement for our warehouse facilities located at 7375 Commercial Way Suite 125, Henderson, Nevada 89011 with a term of 35 month 25 days and will expire in 2025. Prior to February 4, 2022 the company was leasing a warehouse facility on a month-to-month lease. The average monthly base rent for the first 12 months is approximately $5,333. For the next 24 months of the lease, the average monthly base rent will be approximately $5,708. As part of the agreement the Company will be responsible to share any property operating expenses estimated as $1,017 per month. Pursuant to ASC 842, the estimated operating expenses was included with the base rent and was included in the calculations of the right of use assets. The Company recorded operating lease right-of-use of $175,765 and lease liabilities for operating lease of $175,765.

Supplemental statements of operations information related to leases are as follows:

Year Ended
December 31, 2024
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2022	$-
Weighted average remaining lease term – operating leases (in years)	0.08
Average discount rate – operating leases	9.8%

December 31, 2024
Operating leases
Right-of-use assets, net of amortization of $166,781	$8,984

Short-term operating lease liabilities	$(9,222)
Long-term operating lease liabilities	-
Total operating lease liabilities	$(9,222)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2022 (remaining eleven months)	$-
2023	-
2024	-
2025	5,822
2026 and thereafter	-
Total lease payments	$5,822
Less: Imputed interest/present value discount	$3,400
Present value of lease liabilities	$9,222

NOTE 6 – NOTES PAYABLE

As of December 31, 2024, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2024	Balance at December 31, 2023
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	$-	$-
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	-
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	-	166,486
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt F	July 26, 2023	May 18, 2024	12.99%	196,000	-	110,399
Secured debt G	December 19, 2023	December 18, 2024	10%	94,600	-	92,526
Unsecured debt J	March 18, 2024	May 25, 2025	15%	247,300	-	-
Secured debt K	April 15, 2024	October 15, 2025	11%	36,630	2,427	-
Total notes payable				$1,435,530	$2,427	$369,411
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$1,435,530	$2,427	$369,411

Unsecured debt B:  On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $180,000. The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022. There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023. During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B. During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full. As of December 31, 2024, the principal balance of the note was paid off.

Secured debt C:  On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442. Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full. As of December 31, 2024 the principal balance of secured debt C was paid off.

Unsecured debt D:  On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $163,514 towards the unsecured debt D. During 2024, the Company made a total in principal payments of $46,718 towards the unsecured debt D. On March 18, 2024, the Company agreed with the borrower to close this unsecured debt D and roll over the outstanding principal in to unsecured debt J. As of December 31, 2024, the outstanding principal balance of unsecured debt D totaled $0.

Secured debt E:  On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of December 31, 2024 the principal balance of secured debt E was paid off.

Secured debt F:  On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month. During 2023, the Company has made principal payments totaling $85,601 towards the secured debt F. During 2024, the Company has made principal payments totaling $110,399 towards the secured debt F. As of December 31, 2024 the principal balance of secured debt E was paid off.

Secured debt G:  On December 19, 2023, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $86,000 and will have a loan term of twelve months. The note has a cost of funds equal to 10% of the loan amount or $8,600 and will be due upon acceptance of the loan amount. A total of $283 of the interest has been expensed in 2023. A total of $2,144 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 14% of daily sales. and will be due December 21, 2023 and will continue until full amount owed is paid. During 2023, the Company has made principal payments totaling $2,074 towards the secured debt E. During 2024, the Company has made principal payments totaling $92,526 towards the secured debt E. As of December 31, 2024 the principal balance of secured debt E was paid off.

Unsecured debt J:  On March 18, 2024, the Company received an unsecured loan in the principal of $247,300. The loan is unsecured and the initial payment of $19,365 will be due on April 25, 2024. There will be fourteen monthly payments due on the 25th day of each following month, beginning on April 25, 2024 through May 25, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. The Company has accrued $4,992 in interest and will accrue an additional $8,111 of interest over the life of the loan. During 2024, the Company has made principal payments totaling $247,300 towards the unsecured debt J.  As of December 31, 2024, the principal balance of unsecured debt J was paid off.

Secured debt K:  On April 15, 2024, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $33,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 11% of the loan amount or $3,630 and will be due upon acceptance of the loan amount. A total of $1,109 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 6% of daily sales and will be due October 15, 2024 and will continue until full amount owed is paid. During 2024, the Company has made principal payments totaling $34,002 towards the secured debt E. As of December 31, 2024 the principal balance of secured debt E total $2,427.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2024, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2024	Balance at December 31, 2023
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	-
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	200,000	200,000
Convertible promissory note #4	January 24, 2023	April 24, 2024	0%	388,888	324,111	401,851
Total notes payable				$757,888	$530,861	$608,601
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	$530,861	$608,601

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of December 31, 2024 was $6,750.

The fair value of the derivative as of December 31, 2024 was determined to be $37,009 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.5099 per share; expected exercise price of $1.406 per share; volatility of 235%; expected dividend yield of zero; and annual risk-free interest rate of 4.29%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period.  The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of December 31, 2024, the principal balance of the note was paid off the principal balance of the note was paid off.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based, prior to the note being paid off, on the following assumptions:  common share price of $2.5099 per share; expected exercise price of $6.00 per share; volatility of 235%; expected dividend yield of zero; and annual risk-free interest rate of 4.29%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $89,895. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum. The outstanding balance on convertible promissory note #3 as of December 31, 2024 was $200,000. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future. The conversion price shall be $0.05 per share.

The fair value of the derivative was determined to be $88,416 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.5099 per share; expected exercise price of $6.00 per share; volatility of 235%; expected dividend yield of zero; and annual risk-free interest rate of 4.29%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $184,011. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. On October 31, 2023 the note was extended to April 24, 2024 for an additional fee in the amount of $38,889. The additional fee will be amortized over the six month and in 2023 $12,962 was expensed. As of April 23, 2024, the Company signed a promissory note for the total outstanding balance.  The note will bear interest at a rate of 10% and will have twenty-six payments in total.  The payments will be $16,301.68 per month and will increase on June 24, 2025 to a payment of $23,901.68. The total of principal paid during 2024 is $103,666 including debt discount. The outstanding balance on convertible promissory note #4 as of December 31, 2024 was $324,111. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $499,996 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.5099 per share; expected exercise price of $2.266 per share; volatility of 235%; expected dividend yield of zero; and annual risk-free interest rate of 4.29%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	December 31, 2024	Upon Issuance 2024	December 31, 2023	Upon Issuance 2023
Stock Price	$2.5099	$0.00	$0.06	$0.048
Exercise Price	$1.406-6.00	$0.00	$0.017-0.05	$0.045
Expected Life	0	0	0	0.75
Volatility	235%	0%	133%	145%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	4.29%	0%	5.44%	4.57%
Convertible Notes	530,860	0	595,638	388,888
Total Fair Value	$625,420	$0.00	$154,153	$174,234

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

During the year ended December 31, 2024, the following transactions were recorded in the account “change in fair value on derivative”: (i) the change in the fair value of these derivative liabilities for the year ended December 31, 2024 resulted in a loss of $471,270.

The details of derivative liability transactions for the year ended December 31, 2024 and December 31, 2023 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2022	$102,011
Issued during the year ended December 31, 2023	145,067
Derivative liabilities debt discount	29,167
Change in fair value recognized in operations	(83,923)
Converted during the year ended December 31, 2023	(38,172)
Balance, December 31, 2023	$154,150
Issued during the year ended December 31, 2024	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	471,270
Converted during the year ended December 31, 2024	-
Balance, December 31, 2024	$625,420

NOTE 9 – INCOME TAXES

The effective income tax rate for the year ended December 31, 2024 and 2023 differs from the U.S. Federal statutory rate due to the following:

	December 2024	December 2023
Federal statutory income tax rate	$231,810	$678,297
Change in valuation allowance	(231,810)	(678,297)
	$-	$-

The components of the deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	December 2024	December 2023
Long-term deferred tax assets:
Federal net operating loss carryforwards	$231,810	$678,297
Valuation allowance	(231,810)	(678,297)
Net long-term deferred tax assets	$-	$-

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

As of December 31, 2024, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

There were no shares issued during the first quarter 2024.  During the three months ended June 30, 2024, the Company issued 29,666 shares of common stock for services.  4,166 shares were issued at $6.00 per share while 25,500 shares were issued at $2.20 per share. During the three months ended September 30, 2024, the Company repurchased the 4,166 shares which were issued in the 2nd quarter of 2024.  These shares are classified as treasury stock with a value of $5,400. During the quarter ending December 31, 2024, there were no shares issued.

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2023	195,180	$6.72	2.26	$32,678
Granted	-	-	-	-
Forfeited	(62,500)	6.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	132,680	$7.07	2.06	$-

Vested and expected to vest at December 31, 2024	132,680	$7.07		$-

Exercisable at December 31, 2024	132,680	$7.07		$-

At December 31, 2024, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

Omnibus Stock Grant and Option Plan

The following summary of options activity for the year ended December 31, 2024 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2023	38,333	$6.00	2.34	46,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	38,333	$6.00	1.34	$-

Vested and expected to vest at December 31, 2024	38,333	$6.00		$-
Exercisable at December 31, 2024	38,333	$6.00		$-

At December 31, 2024, the intrinsic value of these stock options was $0 as the exercise price of these stock options were greater than the market price.

The following summary of restricted stock units’ activity for the year ended December 31, 2024 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2023	58,958	1.20
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2024	58,958	1.20

As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $423,910. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

As of December 31, 2024, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $77,230. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.  At December 31, 2024, the intrinsic value of these restricted stock unit was $77,230 as the exercise price of these RSU’s were less than the market price.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Years Ending
	December 31, 2024	December 31, 2023
Risk-free interest rate	4.29%	5.18%
Average expected term (years)	1.7 years	4.7 years
Expected volatility	235%	106.5%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of December 31, 2024, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2024.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	3,113,279	3,113,279	-	-
Cost of Revenue	1,207,982	1,207,982	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(840,871)	362,171	(1,244)	(1,201,798)
Identifiable Assets	1,361,216	1,361,216	-	-
Depreciation and Amortization	140	140	-	-

As of December 31, 2023, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2023.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	2,485,866	2,485,866	-	-
Cost of Revenue	864,055	864,055	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(2,472,931)	(270,417)	(5,113)	(2,197,401)
Identifiable Assets	1,626,282	1,626,282	-	-
Depreciation and Amortization	2,195	2,195	-	-

Currently, all of our customers are located in the United States of American and Canada. Our revenues to our customers are not material to our overall total sales. Our largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of our total sales in the year ending December 31, 2024 and 2023.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2024 financial statements for subsequent events through March 31, 2025, the date the financial statements were available to be issued.

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

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 (the “Audit Period”) did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports of BF Borgers did include an explanatory paragraph as to our ability to continue as a going concern. During the Audit Period, and through May 8, 2024, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-K.

During the Audit Period, and through May 8, 2024, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The U.S. Securities and Exchange Commission (the “SEC”) has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, we may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

ITEM 9A - CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(b)Management Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c)Remediation of Material Weaknesses

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

(d)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Kevin “Duke” Pitts	65	President, Director (2018)

Robert Madden	52	Secretary, Chief Financial Officer (2022)

William Bossung	65	Director (2014)

Bill Croyle	72	Director (2019)

Kevin “Duke” Pitts, age 65, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

Robert Madden, age 52, was appointed as our Secretary and Chief Financial Officer on June 2, 2022. Mr. Madden has been working in the accounting industry for over 30 years. From 1990 to 2012 he worked for several companies starting as a staff accountant, then assistant controller position, finally the company controller position. During that time, he worked in the wholesale apparel, advertising, television, and special event industries. From 2012 to 2015, he took a sabbatical and lived overseas volunteering for different NGO’s and non-profit organizations. During the sabbatical, he volunteered for a British NGO, worked as their CFO, and was the driving force in getting the organization registered with 2 foreign nations. In 2016, he moved back to the United States and started an accounting consulting business. From 2016 to the present, he was hired to fill either a Controller or CFO position for several private and public companies, including United Concerts from 2016 through 2018, Bakken Water Transportation Services, Inc. from 2019 to the present, Geopulse Exploration, Inc. from 2016 through 2019, and Humatech, Inc. from 2021 to the present. He graduated from the University of Utah with a bachelor’s degree in accounting and from Westminster College with an MBA with a certificate of accounting.

William Bossung, age 65, has served as a member of the Board of Directors since our inception, and was our Secretary and Chief Financial Officer from our inception until June 2, 2022. Mr. Bossung has a diverse background in Corporate Finance, Insurance and accounting. From 2003 to August 2006 Mr. Bossung was co-founder of BCF Technology, an insurance software company that was ultimately sold to Vertafore in August of 2006. During January 2012 Mr. Bossung co-founded Splash Beverage Group, (SBEV) a beverage distribution company that distributes both alcohol and non-alcohol products. The company’s products are sold in over 25,000 retail locations Mr. Bossung is the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies. From 1997 to 2002 Mr. Bossung was the Director of Corporate Finance of Chadmoore Wireless Group, the company was engaged in the business of wireless communications utilizing 800 MHZ frequencies. Chadmoore aggregated over 5500 Specialized Mobile

Radio licenses from the Federal Communications Commission, the licenses were acquired by Nextel, then merged into the Sprint PCS wireless network. Mr. Bossung currently holds an Insurance License and earned a bachelor’s degree in accounting and finance from Bloomsburg State University. Our founders believed that Mr. Bossung’s broad experience in corporate financing and accounting, dating back to 2003, made him an attractive candidate to serve on our board of directors.

Bill Croyle, age 72, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include mergers and acquisitions, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French. Our directors believed that Mr. Croyle’s experience as a business founder and finance certifications made him an attractive candidate to serve on our board of directors.

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

•It has recently come to the attention of our management that William Bossung may have sold shares of our common stock into the open market during the year ended December 31, 2024 without filing a report of the change in his beneficial ownership. We do not have further details at this time.

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

During the fiscal years ended December 31, 2024 and 2023, the Board of Directors met as necessary.

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

Insider Trading Policy

On September 8, 2020, our Board of Directors adopted the Grey Cloak Tech Inc. Insider Trading Policy to take an active role in the prevention of insider trading violations by our officers, directors, employees, consultants, attorneys, advisors, and other related individuals.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our President and our Secretary and Chief Financial Officer for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Kevin “Duke” Pitts	2024	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
President	2023	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Robert Madden (1)	2024	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000
Secretary and CFO	2023	62,500	-0-	-0-	-0-	-0-	-0-	-0-	62,500

Director Compensation

For the years ended December 31, 2024 and 2023, none of the members of our Board of Directors received compensation for his service as a director.

On December 26, 2022, we approved the Healthy Extracts Inc. 2022 Equity Incentive Plan and set aside 433,334 shares of our common stock for issuance thereunder. As of December 31, 2024, there are options outstanding to acquire 38,333 shares of common stock at a weighted-average exercise price of $6.00 per share, and RSU’s outstanding for 58,958 shares at a weighted-average grant value of $1.20 per share.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2025, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Kevin “Duke” Pitts (3)(5)	218,584	6.85%

William Bossung (3)(6)	51,727	1.73%

Bill Croyle (3)(4)(7)	12,197	<1%

Robert Madden (3)(8)	70,929	2.33%

Jay Decker (9)	1,480,395	48.91%

Shelton Decker (10)	209,447	6.98%

Logan Decker (11)	219,031	7.27%

All Officers and Directors as a Group (4 Persons)	353,438	10.57%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Healthy Extracts Inc.

(2)

Unless otherwise indicated, based on 2,989,406 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 5,531 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

(5)	Includes 200,000 Restricted Stock Awards that have not vested.

(6)	Includes 208 Restricted Stock Units that have not vested.

(7)	Includes 2,500 Restricted Stock Units that have not vested.

(8)	Includes 50,000 Restricted Stock Awards that have not vested. Includes 20,929 shares held by Mr. Madden’s spouse.

(9)	Includes warrants to acquire 37,500 shares of common stock at $6.00 per share. Jay Decker disclaims any ownership of securities held by his adult sons.

(10)	Shelton Decker is the adult son of Jay Decker. Includes warrants to acquire 12,500 shares of common stock at $6.00 per share.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC (“BF Borgers”) was our independent registered public accounting firm for the years ended December 31, 2023 and 2022. Effective May 8, 2024, we dismissed BF Borgers CPA PC  as our independent registered public accounting firm. Also on May 8, 2024, we engaged Bush & Associates CPA LLC (“Bush”) as BF Borgers’ replacement, to act as our independent registered public accounting firm for the years ended December 31, 2024 and 2023.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Audit Fees (1)	$127,000	$138,500
Audit Related Fees	—	—
Tax Fees	2,416	7,315
All Other Fees	—	—
Total	$129,416	$145,815

(1)   Audit fees were principally for audit and review services.

Of the fees described above for the years ended December 31, 2024 and 2023, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The following financial statements are filed as part of this report:

(a)(2)Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)Exhibits

Refer to (b) below.

(b)Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc. filed December 19, 2014

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed October 23, 2020

3.3 (3)	Certificate of Amendment of Articles of Incorporation filed December 19, 2023

3.3 (4)	Bylaws of Grey Cloak Tech Inc.

31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 28, 2023.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on August 3, 2021.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 29, 2023.

(4)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on March 6, 2015.

ITEM 16 – 10-K SUMMARY

The issuer has elected not to provide a 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthy Extracts Inc.

Dated:March 31, 2025		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:March 31, 2025		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated:March 31, 2025		/s/ Robert Madden
	By:	Robert Madden
	Its:	Chief Financial Officer, Secretary,
and Principal Accounting Officer