Form 10-K/A
period 2024-12-31
HEALTHY EXTRACTS INC.
filed 2025-04-22
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Healthy Extracts Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ending December 31, 2024, originally filed with the Securities and Exchange Commission on April 1, 2025 (the “Original Report”). This Amendment is being filed solely for the purpose of making corrections to the Date and Signature of Auditors Report.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

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

April 01, 2025

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2024 financial statements for subsequent events through April 01, 2025, the date the financial statements were available to be issued.

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

Healthy Extracts Inc.

Dated:April 21, 2025		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:April 21, 2025		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated:April 21, 2025		/s/ Robert Madden
	By:	Robert Madden
	Its:	Chief Financial Officer, Secretary,
and Principal Accounting Officer