Form 10-Q
period 2025-06-30
HEALTHY EXTRACTS INC.
filed 2025-08-13
CIK 1630176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 6, 2025, there were 16,870,868 shares of common stock, $0.001 par value, issued and outstanding.  As of June 30, 2025, there were 3,141,490 shares of common stock, $0.001 par value, issued and outstanding.

HEALTHY EXTRACTS INC.

FORM 10-Q QUARTERLY REPORT

FOR THE THREE MONTHS ENDED JUNE 30, 2025

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

ITEM 1Financial Statements

HEALTHY EXTRACTS INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	(Unaudited)	(Audited)
	JUNE 30,	DECEMBER 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash	$200,495	112,020
Accounts receivable	3,980	11,004
Deposit	-	16,890
Inventory, net	1,106,878	1,361,216
Note receivable	100,000	-
Offering costs	149,274	149,274
Right of use asset, net	-	8,984
Total current assets	1,560,627	1,659,388

Fixed assets	22,052	3,445
Patents/Trademarks	521,881	521,881
Deposit	16,890	-
Goodwill	193,260	193,260
Right of use asset, net - non-current	180,811	-
Total other assets	934,894	718,586

TOTAL ASSETS	$2,495,521	$2,377,973

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$114,888	52,247
Accrued interest payable	4,842	67,770
Accrued interest payable - related party	39,823	31,652
Accrued liabilities	223,996	248,609
Lease liabilities - current	60,080	9,222
Notes payable - related party - current	177,500	399,388
Convertible debt, net of discount - current	240,673	530,860
Total current liabilities	861,802	1,339,749

Lease liabilities - long-term	121,761	-
Notes payable	155,264	2,427
Notes payable - related party - non-current	193,099	-
Convertible debt, net of discount - non-current	6,750	-
Derivative liabilities	678,888	625,420
Total non-current liabilities	1,155,762	627,847

Total current and total liabilities	2,017,564	1,967,596

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,141,490 shares issued and outstanding as of June 30, 2025, and 2,989,406 shares issued and outstanding as of December 31, 2024, and	354,684	354,532
Additional paid-in capital	19,700,757	19,301,589
Treasury stock, at cost, 4,166 shares, respectively	(5,400)	(5,400)
Accumulated deficit	(19,572,083)	(19,240,344)
Total stockholders' equity	477,958	410,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,495,521	$2,377,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2025 AND 2024
(Unaudited)

	FOR THE THREE MONTHS ENDING		FOR THE SIX MONTHS ENDING
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024

REVENUE
Revenue	$968,656	$908,389	$1,899,935	$1,597,175
Net revenue	968,656	908,389	1,899,935	1,597,175

COST OF REVENUE
Cost of goods sold	375,828	422,301	882,123	702,728
Total cost of revenue	375,828	422,301	882,123	702,728

GROSS PROFIT	592,827	486,088	1,017,812	894,446

OPERATING EXPENSES
General and administrative	698,434	497,996	1,232,267	968,427
Total operating expenses	698,434	497,996	1,232,267	968,427

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(29,259)	(48,748)	(63,817)	(91,305)
Change in fair value on derivative	201,986	174,156	(53,468)	(582,472)

Total other income (expense)	172,727	125,408	(117,285)	(673,777)

Net income/(loss) before income tax provision	67,120	113,500	(331,739)	(747,758)

NET INCOME/(LOSS)	$67,120	$113,500	$(331,739)	$(747,758)

Income/(Loss) per share - basic and diluted	$0.02	$0.04	$(0.11)	$(0.25)

Weighted average number of shares outstanding - basic and diluted	3,050,879	2,967,281	3,050,879	2,967,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2025 AND 2024
(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - June 30, 2023	2,881,770	345,492	18,608,436	-	(17,773,134)	1,180,795

Issuance of common stock for services	29,666	30	81,070		-	81,100

Fractional shares adjustment from reverse split	9,802	10	(10)		-	-

Fair value of options and warrants issued	-	-	112,069		-	112,069

Issuance of common stock-restricted stock units issued	-	-	-		-	-

Net (loss) for the period	-	-	-	-	(747,758)	(747,758)

Balance - June 30, 2024	2,993,572	354,532	19,192,899	-	(19,147,431)	400,000

Issuance of common stock for services	4,584	5	9,163	-	-	9,168

Issuance of common stock - converted note payable	147,500	148	294,853	-	-	295,000

Fair value of options and warrants issued	-	-	95,152	-	-	95,152

Purchase of treasury stock	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	(331,739)	(331,739)

Balance - June 30, 2025	3,141,490	354,684	19,700,757	(5,400)	(19,572,083)	477,958
The accompanying notes are an integral part of these financial statements.

HEALTHY EXTRACTS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2025 AND 2024
(Unaudited)

	FOR THE SIX MONTHS ENDING
	JUNE 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income/(Loss)	$(331,739)	$(747,758)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	695	(547)
Discount expensed from note payable and convertible notes	4,999	-
Common stock issued for services	34,169	-
Warrants issued for services	95,152	193,168
Change in fair value on derivative liability	53,468	582,472
Changes in operating assets and liabilities:
Accounts receivable	7,024	(60,120)
Inventory	254,337	306,661
Note receivable	(100,000)	-
Offering Costs	-	2,657
Right of use asset, net - current	8,984	30,506
Right of use asset, net - non-current	(180,811)	-
Accounts payable	62,641	(62,822)
Accrued liabilities	(24,613)	(26,476)
Accrued interest payable	7,072	(8,958)
Accrued interest payable - related party	13,240	10,732
Lease liability - current	50,858	(22,484)
Lease liability - long-term	121,761	(9,222)
Net Cash provided by Operating Activities	77,237	187,809

Cash Flows from Investing Activities:
Fixed Asset Purchase	(19,302)	-
Net cash used in Investing Activities:	(19,302)	-

Cash Flows from Financing Activities:
Issuance of common stock - converted note payable	-	-
Proceeds from issuance of common stock	-	-
Proceeds from issuance of convertible debt,	-	25,926
Payments for repayment of convertible debt	(83,437)	-
Proceeds from issuance of noted payable	160,000	120,669
Payments for repayment of notes payable	(8,498)	(300,614)
Proceeds from issuance of noted payable - related party	-	95,000
Payments for repayment of noted payable - related party	(37,524)	-
Loan origination fees	-	-
Net Cash provided by (used in) Financing Activities	30,539	(59,020)

Increase in cash	88,475	128,790
Cash at beginning of period	112,020	19,441
Cash at end of period	$200,494	$148,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying audited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These audited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2024 filed with the SEC on April 1, 2025.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of June 30, 2025 and December 31, 2024, the total of inventory allowance was $233,115 and $781,759. The following are the classes held in inventory as of June 30, 2025 and December 31, 2024:

	JUNE 30,	DECEMBER 31,
	2025	2024
Inventory

Inventory Classes:
Raw Materials	$1,048,343	$1,932,383
Finished Goods	246,062	186,638
Work in process	45,588	23,954
Total inventory	1,339,993	2,142,975
Inventory allowance	(233,115)	(781,759)
Total inventory, net	1,106,878	1,361,216

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

As of June 30, 2025, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of June 30, 2025, after working through our analysis of goodwill during the three months ended June 30, 2025.

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

Concentration

There is no concentration of revenue for the year ended December 31, 2024 and for the three and six months ended June 30, 2025 because the revenue was earned from multiple customers.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2025 and December 31, 2024, there were no uncertain tax positions that required accrual.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of June 30, 2025 and December 31, 2024 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2023	$154,150	-	-	$154,150
Derivative liability	471,270	-	-	471,270
Fair Value at December 31, 2024	$625,420	-	-	$625,420
Derivative liability	53,468	-	-	53,468
Fair Value at June 30, 2025	$678,888	-	-	$678,888

June 30, 2025

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	678,888	$678,888

December 31, 2024

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	625,420	$625,420

The details of derivative liability transactions for the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2023	$154,150
Issued during the year ended December 31, 2024	-
Derivative liabilities debt premium	-
Change in fair value recognized in operations	471,270
Converted during the year ended December 31, 2024	-
Balance, December 31, 2024	$625,420
Issued during the six months ended June 30, 2025	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	53,468
Converted during the six months ended June 30, 2025	-
Balance, June 30, 2025	$678,888

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ending June 30, 2025 and year end December 31, 2024.

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

Debt modifications and extinguishments

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded under change in fair value on derivative, in the consolidated operation statements, as a gain or loss on extinguishment of the two separate liabilities. During the six months ended June 30, 2025, the Company did not issue any convertible debt.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues from operations which has stabilized its cash flow from be negative to neutral over the past year. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the six months ended June 30, 2025 of $19,572,083. Due to our neutral cash flow, the Company has doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, most of the Company’s development activities since inception have been financially sustained through equity financing but we are using all additional cash flow to help support the Company’s growth and research and development of new products. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the three months ended June 30, 2025 and the year ended December 31, 2024, the Company had expenses totaling $0 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2025	Balance at December 31, 2024
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$866	$666	$666
Unsecured debt H	September 1, 2023	January 1, 2024	10%	$82,500	$-	$-
Unsecured debt I	January 1, 2024	June 1, 2025	15%	$84,965	$177,500	$177,500
Unsecured debt L	November 14, 2024	November 13, 2027	15%	$220,000	$192,433	$221,222
Total notes payable				$388,331	$370,599	$399,388
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$388,331	$370,599	$399,388

Unsecured debt A:  On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%. During the fourth quarter 2024, the Company made a payment of $200 towards part of this unsecured loan.  As of June 30, 2025, the outstanding principal balance of unsecured debt A totaled $666.

Unsecured debt H:  On September 1, 2023, the Company received an unsecured line of credit in the principal of up to $82,500 with a loan origination fee in the amount of $7,500, which was amortized over the life of the line of credit. The net proceeds from this line of credit were $75,000. The loan is unsecured and is due for repayment on January 1, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. On January 1, 2024, both parties agreed to convert this note and move it over to Unsecured debt I. As of June 30, 2025, the outstanding principal balance of unsecured debt H totaled $0.

Unsecured debt I:  On January 1, 2024, the Company agreed and signed a new unsecured line of credit in the principal of up to $180,000. The net proceeds from this line of credit were $82,000. The loan is unsecured and is due for repayment on June 30, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of June 30, 2025, the outstanding principal balance of unsecured debt I totaled $177,500.

Unsecured debt L:  On November 14, 2024, the Company received an unsecured loan in the principal of $220,000 with a loan origination fee in the amount of $22,000, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $220,000. The loan is unsecured and the initial payment of $8,667 is due on January 24, 2025. There will be two months of no payments but interest will start accruing.  Once the payments are started there will be a total of 34 monthly payments due on the 24th day of each following month, ending October 24, 2027. As of June 30, 2025, the outstanding principal balance of unsecured debt L totaled $192,433.

NOTE 5 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2022, the Company entered into a lease agreement for our warehouse facilities located at 7375 Commercial Way Suite 125, Henderson, Nevada 89011 with a term of 35 month 25 days that expired on January 31, 2025. Prior to February 4, 2022 the company was leasing a warehouse facility on a month-to-month lease. The average monthly base rent for the first 12 months is approximately $5,333. For the next 24 months of the lease, the average monthly base rent will be approximately $5,694. As part of the agreement the Company will be responsible to share any property operating expenses estimated as $1,017 per month. Pursuant to ASC 842, the estimated operating expenses was included with the base rent and was included in the calculations of the right of use assets. The Company recorded operating lease right-of-use of $175,765 and lease liabilities for operating lease of $175,765.

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

Supplemental statements of operations information related to leases are as follows:

Month Ended June 30, 2025
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2025	$-
Weighted average remaining lease term – operating leases (in years)	3.0
Average discount rate – operating leases	12.0%

June 30, 2025
Operating leases
Right-of-use assets, net of amortization of $22,596	$180,811

Short-term operating lease liabilities	$(60,080)
Long-term operating lease liabilities	(121,761)
Total operating lease liabilities	$(181,841)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2025 (remaining six months)	$38,844
2026	79,921
2027	82,456
2028	6,889
2029 and thereafter	-
Total lease payments	$208,110
Less: Imputed interest/present value discount	$(26,269)
Present value of lease liabilities	$181,841

NOTE 6 – NOTES PAYABLE

As of June 30, 2025, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2025	Balance at December 31, 2024
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	$-	$-
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	-
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	-	-
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt F	July 26, 2023	May 18, 2024	12.99%	196,000	-	-
Secured debt G	December 19, 2023	December 18, 2024	10%	94,600	-	-
Unsecured debt J	March 18, 2024	May 25, 2025	15%	247,300	-	-
Secured debt K	April 15, 2024	October 15, 2025	11%	36,630	-	2,427
Secured debt L	June 20, 2025	December 20, 2026	8.5%	173,600	155,264	-
Total notes payable				$1,609,130	$155,264	154,254
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$1,609,130	$155,264	154,254

Unsecured debt B:  On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $180,000. The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022. There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023. During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B. During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full. As of June 30, 2025, the principal balance of the note was paid off.

Secured debt C:  On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442. Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full. As of June 30, 2025 the principal balance of secured debt C was paid off.

Unsecured debt D:  On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $163,514 towards the unsecured debt D. During 2024, the Company made a total in principal payments of $46,718 towards the unsecured debt D. On March 18, 2024, the Company agreed with the borrower to close this unsecured debt D and roll over the outstanding principal in to unsecured debt J. As of June 30, 2025, the outstanding principal balance of unsecured debt D totaled $0.

Secured debt E:  On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of June 30, 2025 the principal balance of secured debt E was paid off.

Secured debt F:  On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month. During 2023, the Company has made principal payments totaling $85,601 towards the secured debt F. During 2024, the Company has made principal payments totaling $110,399 towards the secured debt F. As of June 30, 2025 the principal balance of secured debt F was paid off.

Secured debt G:  On December 19, 2023, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $86,000 and will have a loan term of twelve months. The note has a cost of funds equal to 10% of the loan amount or $8,600 and will be due upon acceptance of the loan amount. A total of $283 of the interest has been expensed in 2023. A total of $2,144 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 14% of daily sales. and will be due December 21, 2023 and will continue until full amount owed is paid. During 2023, the Company has made principal payments totaling $2,074 towards the secured debt E. During 2024, the Company has made principal payments totaling $92,526 towards the secured debt E. As of June 30, 2025 the principal balance of secured debt G was paid off.

Unsecured debt J:  On March 18, 2024, the Company received an unsecured loan in the principal of $247,300. The loan is unsecured and the initial payment of $19,365 will be due on April 25, 2024. There will be fourteen monthly payments due on the 25th day of each following month, beginning on April 25, 2024 through May 25, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. The Company has accrued $4,992 in interest and will accrue an additional $8,111 of interest over the life of the loan. During 2024, the Company has made principal payments totaling $230,823 towards the unsecured debt J.  As of June 30, 2025, the principal balance of unsecured debt J was paid off.

Secured debt K:  On April 15, 2024, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $33,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 11% of the loan amount or $3,630 and will be due upon acceptance of the loan amount. A total of $1,109 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 6% of daily sales and will be due October 15, 2024 and will continue until full amount owed is paid. During 2024, the Company has made principal payments totaling $36,630 towards the secured debt K. As of June 30, 2025 the principal balance of secured debt K was paid off.

Secured debt L:  On June 20, 2025, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $160,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 8.5% of the loan amount or $173,600 and will be due upon acceptance of the loan amount. A total of $1,113 of the interest has been expensed in 2025. Payment will be made daily at a repayment rate of 24% of daily sales and will be due December 20, 2026 and will continue until full amount owed is paid. During 2025, the Company has made principal payments totaling $5,870 towards the secured debt L. As of June 30, 2025 the principal balance of secured debt L was $155,264.

NOTE 7 – CONVERTIBLE DEBT

As of June 30, 2025, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2025	Balance at December 31, 2024
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	-
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	-	200,000
Convertible promissory note #4	January 24, 2023	April 24, 2024	0%	388,888	240,673	324,110
Total notes payable				$757,888	$247,423	$530,860
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	$247,423	$530,860

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. We have calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of June 30, 2025 was $6,750.

The fair value of the derivative as of June 30, 2025 was determined to be $67,517 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.00 per share; expected exercise price of $1.57 per share; volatility of 161%; expected dividend yield of zero; and annual risk-free interest rate of 4.23%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period. The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of June 30, 2025, the principal balance of the note was paid off the principal balance of the note was paid off.

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

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum. The outstanding balance on convertible promissory note #3 as of June 30, 2025 was paid in full. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future. The conversion price shall be $0.05 per share.  On April 16, 2025, promissory note #3 was converted by the note holder and common stock shares were issued.  As of June 30, 2025, the principal balance of the note was viewed as being fully paid.

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

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. On October 31, 2023 the note was extended to April 24, 2024 for an additional fee in the amount of $38,889. The additional fee will be amortized over the six month and in 2023 $12,962 was expensed. As of April 23, 2024, the Company signed a promissory note for the total outstanding balance.  The note will bear interest at a rate of 10% and will have twenty-six payments in total.  The payments will be $16,301.68 per month and will increase on June 24, 2025 to a payment of $23,901.68. The total of principal paid during 2024 is $106,796 including debt discount. The outstanding balance on convertible promissory note #4 as of June 30, 2025 was $240,673. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of our common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $611,371 using the Black-Scholes option pricing model based on the following assumptions:  common share price of $2.00 per share; expected exercise price of $1.627 per share; volatility of 161%; expected dividend yield of zero; and annual risk-free interest rate of 4.23%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	June 30, 2025	Upon Issuance 2025	December 31, 2024	Upon Issuance 2024
Stock Price	$2.00	$0.00	$2.5099	$0.00
Exercise Price	$1.57 - 6.00	$0.00	$1.406 – 6.00	$0.00
Expected Life	0	0	0	0.00
Volatility	161%	0%	235%	0%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	4.23%	0%	4.29%	0%
Convertible Notes	247,423	0	530,860	0.00
Total Fair Value	$678,888	$0.00	$625,420	$0.00

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

During the three months ended June 30, 2025, the following transactions were recorded in the account “change in fair value on derivative”: (i) the change in the fair value of these derivative liabilities for the three months ended June 30, 2025 resulted in a loss of $53,468.

The details of derivative liability transactions for the months ended June 30, 2025 and year ended December 31, 2024 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2023	$154,150
Issued during the year ended December 31, 2024	-
Derivative liabilities debt premium	-
Change in fair value recognized in operations	471,270
Converted during the year ended December 31, 2024	-
Balance, December 31, 2024	$625,420
Issued during the six months ended June 30, 2025	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	53,468
Converted during the six months ended June 30, 2025	-
Balance, June 30, 2025	$678,888

NOTE 9 – INCOME TAXES

The effective income tax rate for the three months ended June 30, 2025 and 2024 differs from the U.S. Federal statutory rate due to the following:

	June 2025	June 2024
Federal statutory income tax rate	$92,310	$209,833
Change in valuation allowance	(92,310)	(209,833)
	$-	$-

The components of the deferred tax assets and liabilities at June 30, 2025 and 2024 are as follows:

	June 2025	June 2024
Long-term deferred tax assets:
Federal net operating loss carryforwards	$92,310	$209,833
Valuation allowance	(92,310)	(209,833)
Net long-term deferred tax assets	$-	$-

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

As of June 30, 2025, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

There were no shares issued during the first quarter 2025.  During the three months ended June 30, 2025, the Company issued 4,584 shares of common stock for services.  They were issued at $2.00 per share.  Additionally, the Company issued 147,500 shares of common stock for the conversion of the note payable.  They were issued at $2.00 per share.

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2024	132,680	$7.07	2.06	$-
Granted	-	-	-	-
Forfeited	(16,667)	6.00	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	116,013	$7.22	1.84	$-

Vested and expected to vest at June 30, 2025	116,013	$7.22		$-

Exercisable at June 30, 2025	116,013	$7.22		$-

At June 30, 2025, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

Omnibus Stock Grant and Option Plan

The following summary of options activity for the six months ended June 30, 2025 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2024	38,333	$6.00	1.34	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	38,333	$6.00	0.84	$-

Vested and expected to vest at June 30, 2025	38,333	$6.00		$-
Exercisable at June 30, 2025	38,333	$6.00		$-

At June 30, 2025, the intrinsic value of these stock options was $0 as the exercise price of these stock options were greater than the market price.

The following summary of restricted stock units’ activity for the six months ended June 30, 2025 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2024	58,958	1.20
Granted	-	-
Vested	-	-
Forfeited	58,958	-
Non-vested at June 30, 2025	-	-

As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $423,910. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

As of December 31, 2024, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $77,230. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.  As of June 30, 2025, the intrinsic value of these restricted stock unit was $0 as the Company decided to let these restricted stock units expire.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Years Ending
	June 30, 2025	December 31, 2024
Risk-free interest rate	4.23%	4.29%
Average expected term (years)	1.34 years	1.7 years
Expected volatility	161%	235%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of June 30, 2025, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended June 30, 2025.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,899,935	1,899,935	-	-
Cost of Revenue	1,017,812	1,017,812	-	-
Long-lived Assets	732,030	193,260	538,770	-
Gain (Loss) Before Income Tax	(331,739)	37,941	(300)	(369,380)
Identifiable Assets	1,106,878	1,106,878	-	-
Depreciation and Amortization	695	695	-	-

As of June 30, 2024, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended June 30, 2024.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	1,597,175	1,597,175	-	-
Cost of Revenue	702,728	702,728	-	-
Long-lived Assets	732,030	193,260	538,770	-
Gain (Loss) Before Income Tax	(749,402)	185,135	(320)	(934,217)
Identifiable Assets	1,319,622	1,319,622	-	-
Depreciation and Amortization	(547)	(547)	-	-

Currently, all of our customers are located in the United States of American and Canada. Our revenues to our customers are not material to our overall total sales. Our largest customers, Natural Grocers and

Emerson Ecologics, LLC, account for less than 1% of our total sales in the six months ending June 30, 2025 and 2024.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2025 financial statements for subsequent events through August 5, 2025, the date the financial statements were available to be issued.

On July 18, 2025, the Company issued a total of 653,458 shares of common stock.  All the shares of common stock were issued for services rendered.

On July 19, 2025, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Gummy USA LLC (“GUSA”) and its sole-member, Donald Swanson (“Swanson”), pursuant to which we acquired one-hundred percent (100%) of the outstanding membership interests of GUSA, which is now our wholly-owned subsidiary. As consideration for the purchase, we issued thirteen million seventy-five thousand nine hundred twenty (13,075,920) shares of our common stock (the “Purchase Shares”) which represents 77.5% of our issued and outstanding common stock after the transaction, to Swanson. In addition, Swanson was granted anti-dilution rights to maintain that same ownership percentage in the event of the exercise of any of our 154,306 outstanding options and warrants.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Introduction

We had revenues of $968,656 and $1,899,935 for the three and six months ended June 30, 2025, compared to $908,389 and $1,597,175 for the three and six months ended June 30, 2024. Our cost of revenue for the three and six months ended June 30, 2025 were $375,828 and $882,123, compared to $422,301 and $702,728 for the three and six months ended June 30, 2024.

Our operating expenses were $698,434 and $1,232,267 for the three and six months ended June 30, 2025, compared to $497,996 and $968,427 for the three and six months ended June 30, 2024. Our operating expenses consisted entirely of general and administrative expenses.

Our net income (loss) was $67,120 and $(331,739) for the three and six months ended June 30, 2025, compared to $113,500 and $(747,758) for the three and six months ended June 30, 2024.

Revenues and Net Operating Loss

Our revenue, operating expenses, other income (expense), and net loss for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue	$968,656	$908,389	$1,899,935	$1,597,175

Cost of Revenue	375,828	422,301	882,123	702,728

Gross Profit	592,827	486,088	1,017,812	894,446

Operating expenses:
General and administrative	698,434	497,996	1,232,267	968,427
Total operating expenses	698,434	497,996	1,232,267	968,427

Other income (expense)
Interest expenses, net of interest income	(29,259)	(48,748)	(63,817)	(91,305)
Change in fair value on derivative	201,986	174,156	(53,468)	(582,472)
Total other income (expense)	172,727	125,408	(117,285)	(673,777)

Net income (loss)	$67,120	$113,500	$(331,739)	$(747,758)

Revenues

We had revenues of $968,656 and $1,899,935 for the three and six months ended June 30, 2025, compared to $908,389 and $1,597,175 for the three and six months ended June 30, 2024, an increase of $60,267, or 7%, and $302,760, or 19%, respectively. We expect strong growth to increase as our direct consumer sales and marketing efforts continue to perform.

Cost of Revenue

Our cost of revenue for the three and six months ended June 30, 2025 were $375,828 and $882,123, compared to $422,301 and $702,728 for the three and six months ended June 30, 2024, a decrease of $46,472, or 11%, and an increase of $179,394, or 26%, respectively. Gross profit for the three and six months ended June 30, 2025 was $592,827 and $1,017,812, compared to $486,088 and $894,446 for the three and six months ended June 30, 2024, an increase of $106,739, or 22%, and $123,366, or 14%, respectively.

Cost of revenue as a percentage of revenues was 39% and 46% for the three and six months ended June 30, 2025, compared to 46% and 44% for the three and six months ended June 30, 2024. The reduced cost as a percentage of revenues in the three months ended June 30, 2025 was due to efficiencies as a result of increased revenue.

General and Administrative

Our general and administrative expenses were $698,434 and $1,232,267 for the three and six months ended June 30, 2025, compared to $497,996 and $968,427 for the three and six months ended June 30, 2024, an increase of $200,438, or 40%, and $263,840, or 27%, respectively. In the three months ended June 30, 2025, general and administrative expenses consisted mainly of advertising of $254,511, consulting fees of $106,700, stock-based compensation of $71,161, salaries and wages of $47,780 and accounting and legal fees of $62,358. In the three months ended June 30, 2024, general and administrative expenses consisted mainly of advertising of $172,118, consulting fees of $94,500, stock-based compensation of $74,854, salaries and wages of $51,477 and accounting and legal fees of $41,779. During the three and six months ended June 30, 2025, the increase was due in part to an increase to our advertising and consulting fees which increased our revenue.

Other Income (Expense)

Other income (expense) was $172,727 and $(117,285) for the three and six months ended June 30, 2025, compared to $125,408 and $(673,777) for the three and six months ended June 30, 2024, an increase of $47,319, or 38%, and a decrease of $556,493, or 83%, respectively. In the three months ended June 30, 2025, other income (expense) consisted of interest expense, net of interest income ($29,259) and change in fair value on derivative of $201,986. In the three months ended June 30, 2024, other income (expense) consisted of interest expense, net of interest income ($48,748) and change in fair value on derivative of $174,156. In the six months ended June 30, 2025, other income (expense) consisted of interest expense, net of interest income $(63,817) and change in fair value on derivative of $(53,468). In the six months ended June 30, 2024, other income (expense) consisted of interest expense, net of interest income $(91,305) and change in fair value on derivative of $(582,472). Change in fair value on derivative was related to the conversion of convertible debts into common stock shares.

Net Income (Loss)

Net income (loss) was $67,120 and $(331,739), or $0.02 and $(0.11) per share, for the three and six months ended June 30, 2025, compared to $113,500 and $(747,758), or $0.04 and $(0.25) per share, for the three and six months ended June 30, 2024.

Our net income (loss) varies from period to period primarily because of the change in fair value on derivative and our increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2025, we had slightly negative operating cash flows. Our cash on hand as of December 31, 2024 was $112,020 and as of June 30, 2025 was $200,494. We also had positive net cash from operations for the year ended December 31, 2024, but we still have both short- and medium-term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will consistently satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2025, and December 31, 2024, respectively, are as follows:

	June 30,	December 31,	Increase/
	2025	2024	(Decrease)

Cash	$200,495	$112,020	$88,475
Total Current Assets	1,560,627	1,659,388	(98,760)
Total Assets	2,495,521	2,377,973	(117,548)
Total Current and Total Liabilities	2,017,564	1,967,596	49,967

Our total current assets and total assets decreased slightly during the six months ended June 30, 2025, primarily as a result of our decrease in inventory of $254,337, offset in part by an increase in cash of $88,475, a note receivable of $100,000, and a right of use asset, net-non-current of $180,811. Our accumulated deficit increased during the six months ended June 30, 2025, by $331,739 to $19,572,083.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2025 was $200,495. Based on our current level of revenues and potential monthly burn rate, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash used in operating activities of $77,237 for the six months ended June 30, 2025, compared to net cash from operating activities of $187,809 for the six months ended June 30, 2024. We use our cash for normal business operations. Our net cash from operating activities for the six months ended June 30, 2025, consisted of our net loss of $331,739, plus our right of use asset, net-non-current of $180,811 and note receivable of $100,000, offset in part by our decrease in inventory of $254,337, lease liability-long-term of $121,761, and warrants issued for services of $95,152. Our net cash used in operating activities for the six months ended June 30, 2024, consisted of our net loss of $747,758, offset in part by change in fair value on derivative liability of $582,472, decrease in inventory of $306,661, and warrants issued for services of $193,168.

Investing Activities

We had cash used in investing activities of $19,302 for the six months ended June 30, 2025, consisting entirely of a fixed asset purchase. We had zero cash used in investing activities for the six months ended June 30, 2024.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2025 was $30,539, compared to $(59,020) for the six months ended June 30, 2024. Our net cash provided by financing activities consisted of proceeds from the issuance of notes payable of $160,000, offset by repayment of convertible debt of $83,437, repayment of notes payable-related party of $37,524, and repayment of notes payable of $8,498.

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three-month period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2025, we issued 4,484 shares of our common stock for services rendered. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and the shareholders were sophisticated.

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

Healthy Extracts Inc.

Dated: August 13, 2025	/s/Kevin “Duke” Pitts
By:Kevin “Duke” Pitts
Its:President