Form 10-K
period 2025-12-31
HEALTHY EXTRACTS INC.
filed 2026-04-09
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2026 was $4,083,170, based on the closing price of $2.00 on June 30, 2025.

As of March 31, 2026, there were 16,890,868 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

HEALTHY EXTRACTS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

ITEM 1 – BUSINESS

Our Business

Since our acquisitions of Bergamet and UBN, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, at least with respect to Bergamet and UBN, we have been successful in meeting these objectives and our business has remained relatively unchanged. In October 2025, we acquired Gummy USA, which accelerated our revenue growth and increased our gross profit.

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health. Gummy USA added contract manufacturing and formulation services to our offering, and we now operate at the intersection of nutraceutical manufacturing, drug delivery innovation, and precision formulation technologies.

Nutraceuticals

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

Guided by this mission, our first two acquisitions (in 2019 and 2020, respectively) formed our historical operating subsidiaries, Bergamet NA, LLC (“Bergamet”), which offers nutraceutical heart and immune health products, and Ultimate Brain Nutrients, LLC (“UBN”), which offers nutraceutical products for brain health. Our Gummy USA acquisition (in 2025), which is operated as our subsidiary HE Gummy USA, Inc., added technical capabilities and a manufacturing architecture to support our own needs as well as those of third-parties.

Our Markets

The overall nutraceutical market is expected to grow at a 7.7% compounded annual growth rate (“CAGR”) and is expected to reach $1.1 trillion by 2033, according to Grand View Research. Driving this growth are multiple factors, including changing lifestyles, growing consumer desire to move away from expensive prescription medicine and undesirable side effects, a movement from treatment to prevention, and an aging population and increased life expectancy. Our current principal geographic markets are customers in the United States looking for nutraceutical products focused on their own heart and brain health and immune support.

A growing self-care trend is also driving strong demand for nutraceuticals. Given increasingly hectic lifestyles, and the lack of time for preparing and consuming the required nutrients through a regular diet, the desire to replenish or augment essential nutrients with nutraceuticals is also increasing.

Another growing trend is delivery formats, and more specifically gummies. Gummy delivery is experiencing a 10-15% CAGR for nutraceuticals, again according to Grand View Research, and is the delivery method of choice for kids, older adults, and pill-averse consumers.

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

Nutraceutical Delivery System. Through our exclusive U.S. and Canada licensing and manufacturing agreement with Gelteq Pty Ltd. (“GELS”), a third-party global leader in ingestible gel technology, we offered a gel-pack delivery system in 2025. GELS provides a patented, customizable platform for supplement delivery, in that each gel formulation is tailored to solve a particular problem and deliver a specific outcome. Our Gummy USA subsidiary will allow us to take this in-house.

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

Our Financial Condition and Ability to Continue as a Going Concern

Our net loss from inception to December 31, 2025 was $20,121,462, and we had limited cash resources at December 31, 2025 of $146,935. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock or other means and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail and stockholders will lose their investment in our company. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, financing will likely be dilutive to our stockholders.

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

Strategic Acquisitions

The market for nutraceutical products is highly fragmented, which creates many acquisition opportunities. Our Gummy USA acquisition in 2025 is a prime example. As part of our primary mission, we will continue to evaluate potential acquisition opportunities that could expand our product portfolio and benefit from our marketing strength and multi-channel distribution.

Employees

On the Healthy Extracts holding company level, our company’s three officers, Donald Swanson, Kevin “Duke” Pitts and Robert Madden, are each full-time. Our BergaMet subsidiary has two full-time employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers. Our HE Gummy USA subsidiary has one full-time and sixteen hourly employees.

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

On October 1, 2025, we acquired Gummy USA LLC, operated in our wholly-owned subsidiary HE Gummy USA, Inc., through which we conduct oral delivery development and manufacturing. As a result of the acquisition, Donald Swanson became our majority shareholder, our Chief Executive Officer, and Chairman of our Board of Directors. The shares of common stock issued in the acquisition were equal to 77.5% of our outstanding common stock immediately following the closing.

Corporate Information

Our corporate headquarters are located at 7375 Commercial Way, Suite 125, Henderson, NV 89011, and our telephone number is (702) 463-1004. Our websites are www.healthyextractsinc.com, www.bergametna.com, www.tryubn.com, and gummyusa.com. Information contained on our websites is not incorporated into, and does not constitute any part of, this annual report.

Recent Developments

Acquisition of Gummy USA LLC

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

In connection with, and as a material term of, the transaction, effective on July 19, 2025, Donald Swanson was appointed to our Board of Directors as our fourth director, Chairman, and as our President (Swanson was appointed as our CEO on September 16, 2025). Kevin “Duke” Pitts, who was our President prior to the transaction, was appointed as our Chief Executive Officer (Pitts was appointed as our President and COO on September 16, 2025). Further in connection with the transaction, Robert Madden, our Secretary and Chief Financial Officer, was appointed as the Manager of GUSA.

Rescission of Gummy USA LLC Acquisition and Appointment of Director; Merger Agreement

On September 26, 2025, we rescinded the MIPA as of its effective date. On September 30, 2025, we entered into an Agreement and Plan of Merger with GUSA and Swanson, pursuant to which GUSA was merged with and into our wholly-owned subsidiary, HE Gummy USA, Inc., a Nevada corporation. We re-issued the Purchase Shares, which continued to represent 77.5% of our issued and outstanding common stock after the transaction, to Swanson. In addition, Swanson was granted anti-dilution rights to maintain that same ownership percentage in the event of the exercise of any of our 154,306 outstanding options and warrants.

In connection with, and as a material term of, the rescission, the appointment of Swanson to our Board of Directors was also terminated as of its effective date, and effective on September 30, 2025, Donald Swanson was re-appointed to our Board of Directors as our fourth director, Chairman, and as our Chief Executive Officer. Kevin “Duke” Pitts, who was our President prior to the transaction, was re-appointed as our President and Chief Operating Officer. Further in connection with the transaction, Robert Madden, our Secretary and Chief Financial Officer, was re-appointed as the Manager of GUSA.

Summary of Risk Factors

There are a number of risks related to our business and our common stock that you should consider. You should carefully consider all the information presented in the section titled “Risk Factors” in this Annual Report. Some of the principal risks related to our business include the following:

•We have historically utilized one main vendor for manufacturing, and the termination of that agreement could have material effect on the cost of our products and the manufacturing of our finished goods, especially until we have the majority of our manufacturing in-house in our GE Gummy USA subsidiary;

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

•One of our shareholders, Donald Swanson, will continue to own a significant percentage of our Common Stock and will maintain the ability to substantially influence all matters submitted to stockholders for approval;

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

Overview

Since our acquisitions of Bergamet and UBN, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, at least with respect to Bergamet and UBN, we have been successful in meeting these objectives and our business has remained relatively unchanged. In October 2025, we acquired Gummy USA, which accelerated our revenue growth and increased our gross profit.

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health. Gummy USA added contract manufacturing and formulation services to our offering, and we now operate at the intersection of nutraceutical manufacturing, drug delivery innovation, and precision formulation technologies.

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

Guided by this mission, our first two acquisitions (in 2019 and 2020, respectively) formed our historical operating subsidiaries, Bergamet NA, LLC (“Bergamet”), which offers nutraceutical heart and immune health products, and Ultimate Brain Nutrients, LLC (“UBN”), which offers nutraceutical products for brain health. Our Gummy USA acquisition (in 2025), which is operated as our subsidiary HE Gummy USA, Inc., added technical capabilities and a manufacturing architecture to support our own needs as well as those of third-parties.

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

Gel-Pack Exclusive Licensing and Manufacturing Agreement

In August 2021, we signed an exclusive U.S. and Canada licensing and manufacturing agreement with GELS, a third-party developer of ingestible gel technology, under which we agreed to develop and manufacture an advanced oral delivery system for our plant-based heart, immune and brain health formulations. The agreement has a three-year term and can be terminated by either party in the event of a breach, and contains a minimum order amount of 500,000 units of product (of which 250,000 units must have been purchased during the first 12 months). Currently, the agreement is in effect because of successive annual one-year renewals. The agreement is mutually exclusive in that GELS is to be the exclusive manufacturer of all gel products that contain nutritional supplements by us in the territory, and that they will not manufacture gels containing bergamot for any other company in the territory.

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

Our Markets

The overall nutraceutical market is expected to grow at a 7.7% compounded annual growth rate (“CAGR”) and is expected to reach $1.1 trillion by 2033, according to Grand View Research. Driving this growth are multiple factors, including changing lifestyles, growing consumer desire to move away from expensive prescription medicine and undesirable side effects, a movement from treatment to prevention, and an aging population and increased life expectancy. Our current principal geographic markets are customers in the United States looking for nutraceutical products focused on their own heart and brain health and immune support.

A growing self-care trend is also driving strong demand for nutraceuticals. Given increasingly hectic lifestyles, and the lack of time for preparing and consuming the required nutrients through a regular diet, the desire to replenish or augment essential nutrients with nutraceuticals is also increasing.

Another growing trend is delivery formats, and more specifically gummies. Gummy delivery is experiencing a 10-15% CAGR for nutraceuticals, again according to Grand View Research, and is the delivery method of choice for kids, older adults, and pill-averse consumers.

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

As our first major influencer under this program, we teamed with popular fitness coach and entrepreneur, Whitney Johns. Whitney is an accomplished fitness athlete, model, personal trainer and nutrition advocate who has garnerd more than a million followers across Instagram, Facebook, TikTok, Twitter, and YouTube. Some of her popularity is due to her personalized diet and fitness program, Find Your Fit with Whit, which helps individuals from all walks of life achieve their personal nutritional and fitness goals. We entered into a Private Label Agreement with her on October 11, 2021, pursuant to which we granted her the exclusive right to private label our Ultimate Brain Nutrients ACTIVATE and BergaMet NA sports performance and hormone balancing products in the field of female fitness, and granted her the right of first refusal for private label rights on any new products and technology in the field. We have also developed our gut health and ACTIVATE gel-pack products with her, which are ready to manufacture but which have not been introduced to the market yet. The agreement is for three years and was subsequently verbally amended for us to pay her a flat monthly fee of $4,000 instead of the sales and volume-based compensation model in the original agreement. The agreement can be terminated by either party on 90 days’ written notice. For the year ended December 31, 2025, we paid her a total of $18,000 under this agreement.

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

Strategic Acquisitions

The market for nutraceutical products is highly fragmented, which creates many acquisition opportunities. Our Gummy USA acquisition in 2025 is a prime example. As part of our primary mission, we will continue to evaluate potential acquisition opportunities that could expand our product portfolio and benefit from our marketing strength and multi-channel distribution.

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

As part of the acquisition of Gummy USA, we are party to an oral worldwide license with Donald Swanson to use the following patents, for which we pay a royalty of $0.05 per units received:

Application Number	Jurisdiction	Date of Filing	Title	Applicant
PCT/US25/45604	US	9/9/2025	“System and Method for Producing Pectin and/or Gelatin-Based Edibles with High Accuracy Active Ingredient Dosages”	Don Swanson
Provisional 63/713,989	US	10/30/2024	“System and Method for Producing Pectin and/or Gelatin-Based Edibles with High Accuracy Active Ingredient Dosages”	Don Swanson
Provisional 63/704,971	US	10/8/2024	“System and Method for Producing Pectin and/or Gelatin-Based Edibles with High Accuracy Active Ingredient Dosages”	Don Swanson
Provisional 63/692,609	US	9/9/2024	“System and Method for Producing Pectin and/or Gelatin-Based Edibles with High Accuracy Active Ingredient Dosages”	Don Swanson

Trademarks

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

As part of the acquisition of Gummy USA, we are party to an oral worldwide license with Donald Swanson to use the following trademarks, for which we pay a royalty of $0.05 per unit received:

Trademark	Filing Date	Ser. No.	Jurisdiction	Owner	Status
PHARMADOSE	4/28/2025	99158244	USPTO	PharmaDose, LLC*	Pending application subject to USPTO review
SUREDOSE	12/6/2024	98888735	USPTO	SureDose, LLC *	Pending application subject to USPTO review.

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

Employees

On the Healthy Extracts holding company level, our company’s three officers, Donald Swanson, Kevin “Duke” Pitts and Robert Madden, are each full-time. Our BergaMet subsidiary has two full-time employees. Our UBN subsidiary currently does not have its own employees since it uses outside contract help on an as-needed basis, with management provided by our officers. Our HE Gummy USA subsidiary has one full-time and sixteen hourly employees.

We anticipate all of our employees will continue to work for us for the foreseeable future. We plan to hire appropriate personnel on an as-needed basis and utilize the services of independent contractors as needed.

HE Gummy USA, Inc.

Our HE Gummy USA’s production platform incorporates process design elements intended to improve dosing consistency, formulation stability, and production flexibility relative to traditional batch-based confectionery manufacturing approaches. Our key operational attributes include:

• controlled active ingredient dispersion protocols,

• formulation workflows designed to support multi-active stability,

• texture engineering methodologies influencing dissolution and compliance characteristics, and

• advanced flavor masking solutions for high-potency compounds.

We believe these capabilities enable us to participate in higher-value development programs where delivery performance characteristics represent a meaningful component of product differentiation.

Notwithstanding our technology positioning, HE Gummy USA’s current revenue generation is primarily attributable to commercial manufacturing and formulation contracts with companies operating in the nutritional supplement, functional nutrition, and consumer wellness sectors. Revenue growth is expected to be driven by:

• expansion of existing multi-SKU client programs,

• increased production volumes associated with successful product launches,

• development and commercialization of custom precision-formulated ingestible formats, and

• longer-term supply relationships with select strategic clients.

We believe the nutraceutical market provides an appropriate near-term commercialization pathway for precision oral delivery innovations due to shorter development cycles, lower regulatory barriers relative to pharmaceutical markets, and sustained consumer demand growth.

Our current manufacturing configuration supports an estimated output range of approximately 12 million to 15 million dosage units per month, subject to formulation complexity, quality control requirements, and operational scheduling. We continue to evaluate incremental opportunities intended to enhance throughput efficiency, formulation flexibility, production reproducibility, and quality assurance capabilities. Future capacity expansion decisions are expected to be influenced by client demand visibility, contract duration, and broader strategic initiatives related to vertical integration and technology platform development. We believe oral dosage innovation represents an area of ongoing evolution across both consumer health and pharmaceutical industries. Although HE Gummy USA does not currently generate material revenue from pharmaceutical manufacturing activities, we believe its technical infrastructure may support future participation in adjacent development programs, subject to regulatory, capital, and partnership considerations.

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

Description of Property

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities as follows:

Reference	Address	Description	Start Date	End Date	Amount
Henderson	7375 Commercial Way, Henderson, NV	3,632 sq. feet	February 2025	February 2028	$6,677
Northgate	4560 Northgate Court, Sarasota, FL	6,336 sq. feet	October 1, 2023	September 30, 2028	$10,579
Whitfield	2340 Whitfield Park Ave, Sarasota, FL	3,000 sq. feet	February 1, 2024	month-to-month	$4,305

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

We were incorporated on December 19, 2014, but we changed our business focus beginning with the acquisition of BergaMet in 2019 and UBN in 2020. We have not fully developed our current business operations and have not yet generated significant revenue from such operations. Our ability to continue as a going concern is dependent upon our ability to further establish and then grow our business and to obtain adequate financing in order to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success.

Our net loss from inception to December 31, 2025, was $20,121,462. Based on our cash position of $146,935 as of December 31, 2025, we have a pressing need to raise additional capital from the sale of our stock or debt. Such funding may not be available, or may be available only on terms which are not beneficial and/or acceptable to us.

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

One of our shareholders owns a significant percentage of our Common Stock and has the ability to substantially influence all matters submitted to stockholders for approval.

One of our shareholders, Donald Swanson, owns over 75% of our outstanding shares of Common Stock. For as long as Swanson retains a significant ownership of our shares of Common Stock, he will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, he will substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire or result in management that our stockholders disagree with. See “Security Ownership of Certain Beneficial Owners and Management”.

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

As of December 31, 2023, we had over $1.6 million in inventory, as of December 31, 2024, we had over $1.3 million in inventory, and as of December 31, 2025, we have over $843,000 in inventory. Our inventory could spoil or be damaged, or we could never sell it, affecting the assets on our balance sheet as well as our future profitability. Our build-up in inventory peaked at the end of 2020 and we have been able to continue to reduce our inventory through increased sales. We do not anticipate any inventory write-offs.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer, Donald Swanson, our President, Kevin “Duke” Pitts, and our Chief Financial Officer, Robert Madden. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced technical or programing personnel could have a material adverse effect on our financial condition and results of operations.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, subject to certain restrictions described below. All of the Shares will be freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”). These sales, or the perception in the market that holders of a large number of shares of our Common Stock intend to sell shares, could reduce the market price of our Common Stock. We have outstanding 16,870,868 shares of Common Stock, 1,705,640 of which may be resold in the public market immediately without restriction, and the rest of which may be sold pursuant to Rule 144. Also, we intend to register all shares of Common Stock that we may issue under our equity compensation plan on a registration statement on Form S-8. Upon such registration, such shares can be freely sold in the public market upon issuance, subject to the terms of applicable award agreements, volume limitations applicable to affiliates and lock-up agreements.

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

ITEM 2 – PROPERTIES

We do not currently own, lease or use any office space as we operate on a virtual basis. However, we lease warehouse facilities as follows:

Reference	Address	Description	Start Date	End Date	Amount
Henderson	7375 Commercial Way, Henderson, NV	3,632 sq. feet	February 2025	February 2028	$6,677
Northgate	4560 Northgate Court, Sarasota, FL	6,336 sq. feet	October 1, 2023	September 30, 2028	$10,579
Whitfield	2340 Whitfield Park Ave, Sarasota, FL	3,000 sq. feet	February 1, 2024	month-to-month	$4,305

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

The following table sets forth the high and low closing price for each quarter within the fiscal years ended December 31, 2025 and 2024, as provided by Nasdaq, after giving effect to the 1-for-120 reverse stock split on December 29, 2023. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year
Ended		Transaction Prices
December 31,	Period	High	Low

2026	First Quarter (through February 28, 2026)	$2.35	$1.68

2025	Fourth Quarter	$2.25	$0.81
	Third Quarter	$3.35	$1.60
	Second Quarter	$4.25	$1.50
	First Quarter	$2.51	$1.26

2024	Fourth Quarter	$3.58	$0.87
	Third Quarter	$4.29	$1.01
	Second Quarter	$2.50	$0.91
	First Quarter	$4.05	$1.03

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

Holders

As of March 31, 2026, there were 16,890,868 shares of our common stock issued and outstanding and held by approximately 110 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
	(a)	(b)	(c)
Equity compensation plans approved by security holders (options)	15,833	$6.00	88,334
(RSU’s)	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	15,833	$6.00	88,334

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

Overview

Since our acquisitions of Bergamet and UBN, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, at least with respect to Bergamet and UBN, we have been successful in meeting these objectives and our business has remained relatively unchanged. In October 2025, we acquired Gummy USA, which accelerated our revenue growth and increased our gross profit.

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health. Our products have not been evaluated by the FDA or any similar regulatory body for safety and efficacy. Our mission is to acquire or create products with health and performance benefits that have mass consumer appeal. Gummy USA added contract manufacturing and formulation services to our offering, and we now operate at the intersection of nutraceutical manufacturing, drug delivery innovation, and precision formulation technologies.

Guided by this mission, our first two acquisitions (in 2019 and 2020, respectively) formed our historical operating subsidiaries, BergaMet NA, LLC, which offers nutraceutical heart and immune health products, and UBN, which offers nutraceutical products for brain health. Our Gummy USA acquisition (in 2025), which is operated as our subsidiary HE Gummy USA, Inc., added technical capabilities and a manufacturing architecture to support our own needs as well as those of third-parties.

Our Financial Condition and Going Concern Issues

Our net loss from inception to December 31, 2025 was $20,121,462, and we had limited cash resources at December 31, 2025 of $146,935. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock or other means and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail and stockholders will lose their investment in our company. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, financing will likely be dilutive to our stockholders.

Results of Operations for the Years Ended December 31, 2025 and 2024

Introduction

We had revenues of $4,511,997 for the year ended December 31, 2025, compared to $3,113,279 for the year ended December 31, 2024. Our cost of revenue for the year ended December 31, 2025 was $2,089,506, compared to $1,201,959 for the year ended December 31, 2024.

Our operating expenses were $3,366,341 for the year ended December 31, 2025, compared to $2,094,469 for the year ended December 31, 2024. Our operating expenses consisted entirely of general and administrative expenses.

Our net income (loss) was $(881,119) for the year ended December 31, 2025, compared to $(840,671) for the year ended December 31, 2024.

Revenues and Net Operating Loss

Our revenue, cost of revenue, gross profit, operating expenses, other income (expense), and net loss for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Revenue	$4,511,997	$3,113,279

Cost of Revenue	2,089,506	1,201,959

Gross Profit	2,422,491	1,911,320

Operating expenses:
General and administrative	3,366,341	2,094,469
Total operating expenses	3,366,341	2,094,469

Other income (expense)
Interest expenses, net of interest income	(210,279)	(186,252)
Change in fair value on derivative	273,010	(471,270)
Total other income (expense)	62,731	(657,522)

Net income (loss)	$(881,119)	$(840,671)

Revenues

We had revenues of $4,511,997 for the year ended December 31, 2025, compared to $3,113,279 for the year ended December 31, 2024, an increase of $1,398,719, or 45%. We expect revenue growth to increase as our direct consumer sales and marketing efforts continue to perform.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2025 was $2,089,506, compared to $1,201,959 for the year ended December 31, 2024, an increase of $887,547, or 74%. Gross profit for the year ended December 31, 2025 was $2,422,491, compared to $1,911,320 for the year ended December 31, 2024, an increase of $511,172, or 27%.

Cost of revenue as a percentage of revenues was 46% for the year ended December 31, 2025, compared to 39% for the year ended December 31, 2024.

General and Administrative

Our general and administrative expenses were $3,366,341 for the year ended December 31, 2025, compared to $2,094,469 for the year ended December 31, 2024, an increase of $1,271,872, or 108%. In the year ended December 31, 2025, general and administrative expenses consisted mainly of advertising of $903,952, consulting fees of $506,843, stock-based compensation $481,782, salaries and wages of $371,679 and accounting and legal fees of $296,675. In the year ended December 31, 2024, general and administrative expenses consisted mainly of advertising of $697,533, consulting fees of $405,050, stock-based compensation $241,858, salaries and wages of $191,200 and accounting and legal fees of $261,076. For the year ended December 31, 2025, the increase was due in part to additional advertising spends and stock-based compensation expense recognition.

Other Income (Expense)

Other income (expense) was $62,731 for the year ended December 31, 2025, compared to $(657,522) for the year ended December 31, 2024, a decrease of $720,253, or 146%. In the year ended December 31, 2025, other income (expense) consisted of interest expense, net of interest income of ($210,279) and change in fair value on derivative of $273,010. In the year ended December 31, 2024, other income (expense) consisted of interest expense, net of interest income of ($186,252) and change in fair value on derivative of $(471,270). Change in fair value of derivative was related to reduction in convertible debts balances and the conversion of convertible debts into shares of common stock.

Net Income (Loss)

Net income (loss) was $(881,119), or $(0.09) per share, for the year ended December 31, 2025, compared to $(840,671), or $(0.28) per share, for the year ended December 31, 2024.

Our net income (loss) varies from period to period primarily because of the change in fair value on derivative and our increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2025, we had significant positive operating cash flows. Our cash on hand as of December 31, 2024 was $146,935. While we had positive net cash from operations for the years ended December 31, 2025 and 2024, we have both short- and medium-term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will consistently satisfy our cash flow needs.

Our cash, current assets, total assets, and current and total liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,	Increase/
	2024	2024	(Decrease)

Cash	$146,935	$112,020	$34,916
Total Current Assets	1,327,317	1,659,387	(332,070)
Total Assets	27,824,664	2,377,973	25,446,691
Total Current and Non-current Liabilities	3,795,099	1,967,596	1,827,503

Our total current assets decreased slightly during the year ended December 31, 2025 primarily as a result of our decrease in inventory of $517,859, offset in part by an increase in accounts receivable of $176,747 and cash of $34,916. Our total assets increased significantly as a result of our increase in fixed assets of $4,229,638, goodwill of $20,930,662, and right of use asset, net of $513,929. Our accumulated deficit increased during the year ended December 31, 2025, by $881,119 to $20,121,462.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2025 was $146,935. While we had positive net cash from operations for the years ended December 31, 2025 and 2024, we have both short- and medium-term cash needs and we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash from operating activities of $165,520 for the year ended December 31, 2025, compared to $281,968 for the year ended December 31, 2024. We use our cash for normal business operations. Our net cash from operating activities for the year ended December 31, 2025 consisted of our net loss of $881,119, offset by increase in inventory of $546,161, and common stock issued for services of $384,150 and warrants issued for services of $309,500, offset in part by our change in fair value on derivative liability of $273,010. Our net cash from operating activities for the year ended December 31, 2024 consisted of our net loss of $840,671, offset in part by our change in fair value on derivative liability of $471,270, warrants issued for services of $301,858, and our decrease in inventory of $265,067.

Investing Activities

Our net cash provided by investing activities was $56,301 for the year ended December 31, 2025, compared to zero for the year ended December 31, 2024. Our net cash provided by investing activities for the year ended December 31, 2025 consisted of the Gummy USA merger of $75,603 and fixed asset purchases of $19,302.

Financing Activities

Our net cash used in financing activities for the year ended December 31, 2025 was $186,906, compared to $189,389 for the year ended December 31, 2024. Our net cash used in financing activities for the year ended December 31, 2025 consisted primarily of proceeds from the issuance of notes payable related party of $400,000 and proceeds from the issuance of notes payable of $160,000, offset by payments for repayment of convertible debt of $212,780, payments for repayment of notes payable of $456,670, and payments for repayment of notes payable related party of $77,455.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

Healthy Extracts Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Healthy Extracts Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, change in stockholders’ equity, and cash flows for the years then ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that the following is a critical audit matter:

Acquisition of Gummy USA LLC

As described in Note 12 to the consolidated financial statements, on July 19, 2025, the Company completed the acquisition of Gummy USA LLC (“Gummy USA”) pursuant to a membership interest purchase agreement. In connection with the transaction, Gummy USA became a wholly owned subsidiary of the Company. The consideration transferred consisted of the issuance of 13,075,920 shares of the Company’s common stock to the former owner of Gummy USA, Donald Swanson, and the transaction was reported as having an implied value of approximately $21.6 million.

During July 2025, the Company identified certain unforeseen complications related to the structure and timing of the transaction and determined that it would pursue a rescission of the MIPA, while continuing to work toward completing a revised merger with Gummy USA. On September 26, 2025, the Company formally rescinded the MIPA, effective as of its original date.

On September 30, 2025, effective as of October 1, 2025, the Company entered into an Agreement and Plan of Merger with Gummy USA and Swanson, pursuant to which GUSA was merged with and into the Company’s wholly owned subsidiary, HE Gummy USA, Inc., a Nevada corporation.

We identified the accounting for this acquisition as a critical audit matter because of the significant judgment required by management in determining  (1) whether the Company obtained control of Gummy USA, (2) the appropriate acquisition date, (3) valuing equity consideration; (4) the identification and valuation of assets acquired and liabilities assumed; (4) goodwill calculation as residual. Auditing these valuations required a high degree of auditor judgment as well as the involvement of our valuation specialist.

Our audit procedures related to the Company’s accounting for the acquisition included the following, among others:

▪Understand the transaction structure, acquisition date, and identify the acquirer.

▪Agree the total consideration to transaction documents and records.

▪Verify identification and fair-value allocation of identifiable assets (PP&E, intangibles) and liabilities assumed.

▪Engaging our valuation specialists to assist in evaluating the appropriateness of the valuation methodologies and key assumptions (growth rates, discount rates, multiples, terminal value) in the client’s valuation report.

▪Test the underlying financial data (revenue, EBITDA, working capital) used in the valuation against Gummy USA’s financials.

▪Obtaining and reviewing the Stock Purchase Agreement and related documents to understand the terms and conditions of the transaction

▪Testing the mathematical accuracy of management’s calculations

▪Evaluating the adequacy of the Company’s disclosures related to the acquisition

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

April 08, 2026

PCAOB ID Number 6797

HEALTHY EXTRACTS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024
(AUDITED)

	DECEMBER 31,	DECEMBER 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash	$146,935	$112,020
Accounts receivable	187,750	11,003
Inventory, net	843,357	1,361,216
Deposit	-	16,890
Offering costs	149,274	149,274
Right of use asset, net	-	8,984
Total current assets	1,327,317	1,659,387

Fixed assets	4,233,083	3,445
Deposit	99,767	-
Goodwill	21,123,922	193,260
Patents/Trademarks	526,647	521,881
Right of use asset, net - non-current	513,929	-
Total other assets	26,497,347	718,586

TOTAL ASSETS	27,824,664	2,377,973

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	108,496	52,248
Accrued interest payable	5,118	67,770
Accrued interest payable - related party	76,401	31,652
Accrued liabilities	613,645	248,609
Lease liabilities - current	171,930	9,222
Notes payable - related party - current	601,250	399,388
Convertible debt, net of discount - current	111,330	530,860
Total current liabilities	1,688,169	1,339,749

Lease liabilities - long-term	344,265	-
Notes payable	1,246,670	2,427
Notes payable - related party - non-current	156,835	-
Convertible debt, net of discount - non-current	6,750	-
Derivative liabilities	352,411	625,420
Total non-current liabilities	2,106,930	627,847

Total current and total liabilities	3,795,099	1,967,596

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, none and none shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,870,868 shares issued and outstanding as of December 31, 2025, and 2,989,406 shares issued and outstanding as of December 31, 2024	368,413	354,532
Additional paid-in capital	43,788,013	19,301,589
Treasury stock, at cost, 4,166 shares, respectively	(5,400)	(5,400)
Accumulated deficit	(20,121,462)	(19,240,344)
Total stockholders' equity	24,029,564	410,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,824,664	$2,377,973

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2025 AND 2024
(AUDITED)

	FOR THE TWELVE MONTHS ENDING
	DECEMBER 31,
	2025	2024

REVENUE
Revenue	$4,511,997	$3,113,279
Net revenue	4,511,997	3,113,279

COST OF REVENUE
Cost of goods sold	2,089,506	1,201,959
Total cost of revenue	2,089,506	1,201,959

GROSS PROFIT	2,422,491	1,911,320

OPERATING EXPENSES
General and administrative	3,366,341	2,094,469
Total operating expenses	3,366,341	2,094,469

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(210,279)	(186,252)
Change in fair value on derivative	273,010	(471,270)

Total other income (expense)	62,731	(657,522)

Net income/(loss) before income tax provision	(881,119)	(840,671)

NET INCOME/(LOSS)	$(881,119)	$(840,671)

Income/(Loss) per share - basic and diluted	$(0.09)	$(0.28)

Weighted average number of shares outstanding - basic and diluted	9,305,121	2,978,540

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2025 AND 2024
(AUDITED)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2023	2,954,104	354,492	18,999,770	-	(18,399,673)	954,590

Issuance of common stock for services	29,666	30	81,070		-	81,100

Fractional shares adjustment from reverse split	9,802	10	(10)		-	-

Fair value of options and warrants issued	-	-	220,759		-	220,759

Purchase of treasury stock	(4,166)	-	-	(5,400)	-	(5,400)

Net (loss) for the period	-	-	-	-	(840,671)	(840,671)

Balance - December 31, 2024	2,989,406	354,532	19,301,589	(5,400)	(19,240,344)	410,377

Issuance of common stock for services	658,042	658	358,492	-	-	359,150

Issuance of common stock - converted note payable	147,500	148	294,853	-	-	295,000

Fair value of options and warrants issued	-	-	309,500	-	-	309,500

Acquisition of Gummy USA LLC	13,075,920	13,076	23,523,580	-	-	23,536,656

Net (loss) for the period	-	-	-	-	(881,119)	(881,119)

Balance - December 31, 2025	16,870,868	368,413	43,788,013	(5,400)	(20,121,462)	24,029,564

The accompanying notes are an integral part of these audited financial statements.

HEALTHY EXTRACTS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2025 AND 2024
(AUDITED)

	FOR THE TWELVE MONTHS ENDING
	DECEMBER 31,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss)/Income	$(881,119)	$(840,671)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	152,192	(139)
Discount expensed from note payable and convertible notes	39,017	36,548
Common stock issued for services	384,150	-
Warrants issued for services	309,500	301,858
Change in fair value on derivative liability	(273,010)	471,270
Changes in operating assets and liabilities:
Accounts receivable	(139,703)	19,437
Deposit	(58,364)	-
Inventory	546,161	265,067
Offering costs	-	2,657
Right of use asset, net		62,599
Accounts payable	24,503	(64,595)
Accrued liabilities	2,999	33,540
Accrued interest payable	7,348	30,441
Accrued interest payable - related party	49,818	29,187
Lease liability - current	52,901	(56,007)
Lease liability - long-term	(50,873)	(9,222)
Net Cash provided by (used in) Operating Activities	165,520	281,968

Cash Flows from Investing Activities:
Fixed asset purchase	(19,302)	-
Acquisition of Gummy USA LLC	75,603	-
Cash flows provided by (used in) Investing Activities:	56,301	-

Cash Flows from Financing Activities:
Payments for treasury stock	-	(5,400)
Payments for repayment of convertible debt	(212,781)	(103,666)
Proceeds from issuance of noted payable	160,000	94,000
Payments for repayment of notes payable	(456,670)	(489,123)
Proceeds from issuance of noted payable - related party	400,000	314,800
Payments for repayment of noted payable - related party	(77,455)	-
Net Cash provided by (used in) Financing Activities	(186,906)	(189,389)

Increase (decrease) in cash	34,915	92,579
Cash at beginning of period	112,020	19,441
Cash at end of period	$146,935	$112,020

The accompanying notes are an integral part of these audited consolidated financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthy Extracts Inc. (the “Company”) was incorporated in the State of Nevada on December 19, 2014 as Grey Cloak Tech Inc. On October 23, 2020, the Company changed its name from Grey Cloak Tech Inc. to Healthy Extracts Inc. to more accurately reflect its business. The Company has acquired BergaMet NA, LLC and Ultimate Brain Nutrients, LLC which market and sell health supplemental products. On October 1, 2025, the Company acquired Gummy USA which manufactures supplemental gummies.

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

On July 19, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Gummy USA LLC (“GUSA”) and its sole-member, Donald Swanson (“Swanson”), pursuant to which the Company acquired one-hundred percent (100%) of the outstanding membership interests of GUSA, which became its wholly-owned subsidiary. As consideration for the purchase, the Company issued thirteen million seventy-five thousand nine hundred twenty (13,075,920) shares of its common stock (the “Purchase Shares”) which represented 77.5% of its issued and outstanding common stock after the transaction, to Swanson. In addition, Swanson was granted anti-dilution rights to maintain that same ownership percentage in the event of the exercise of any of the Company’s 154,306 outstanding options and warrants.

On September 26, 2025, the Company rescinded the MIPA as of its effective date. On September 30, 2025, effective as of October 1, 2025, the Company entered into an Agreement and Plan of Merger with GUSA and Swanson, pursuant to which GUSA was merged with and into the Company’s wholly-owned subsidiary, HE Gummy USA, Inc., a Nevada corporation. The Company re-issued the Purchase Shares, which continued to represent 77.5% of its issued and outstanding common stock after the transaction, to Swanson. In addition, Swanson was granted anti-dilution rights to maintain that same ownership percentage in the event of the exercise of any of the Company’s 154,306 outstanding options and warrants.

In connection with the transaction, as of September 30, 2025 and as consideration for the purchase, the Company issued thirteen million seventy-five thousand nine hundred twenty (13,075,920) shares of its common stock (the “Purchase Shares”) which represented 77.5% of its issued and outstanding common stock after the transaction, to Donald Swanson. In addition, Swanson was granted anti-dilution rights to maintain that same ownership percentage in the event of the exercise of any of the Company’s 154,306 outstanding options and warrants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying audited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the year ended December 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These audited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form 10-K for the year ended December 31, 2025 filed with the SEC on April 8, 2026.

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

In regards to inventory write-offs and allowances, the Company determines the net realizable value by using the various factors as follows: excess or slow-moving inventories (12 months or more of inventory on hand), expiration dates (within 12 months of the current reporting period), current and future product demand, production planning, and market conditions. If any of these factors are found in the reporting period, management will review each item and determine if any additional allowances or write-offs need to be made. A change in any of these variable’s factors could result in an adjustment to inventory. Management has provided for any risks in the current inventory allowance booked.

As for revenue adjustments for discounts, allowances and refunds, the Company treats each of these items differently. When it comes to revenue discounts, the Company will create the invoice for the product sold which will include any discounts given. These discounts usually happen for a short period of time for sales that the Company will offer around holidays. Due to the revenue being recognized once the order has shipped, less any applicable discount, the Company books this transaction at the net order transaction amount. In regards to allowances and refunds for revenue adjustments, due to the fact that its refund percentage is less than 1% the Company decided the need for an estimated adjustment for allowances and refunds was not material. If the Company does receive any returned orders, it will directly book those orders as refunds the day it receives the call from the customer requesting the refund. The Company will book the credit memo at the full value of the customer original order.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of December 31, 2025 and December 31, 2024, the total of inventory allowance was $90,091 and $781,759. The following are the classes held in inventory as of December 31, 2025 and December 31, 2024:

	DECEMBER 31,	DECEMBER 31,
	2025	2024
Inventory

Inventory Classes:
Raw materials	$534,514	1,932,383
Finished goods	369,345	186,638
Work in process	29,589	23,954
Total inventory	933,448	2,142,975
Inventory allowance	(90,091)	(781,759)
Total inventory, net	843,357	1,361,216

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

As of December 31, 2025, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of December 31, 2025, after working through its analysis of goodwill during the year ended December 31, 2025.

The Company has determined that the method applied represents the fair value of the asset group principally because the valuation of the intangibles with the asset group is based on the anticipated cash flows related to the revenue stream from its customers. The asset group excludes goodwill, long term non-

operational assets and liabilities and cash. As such, the principal value from the asset group relates to the cash inflows from its customers and the cash outflows required to service these customers. The fair value for the asset group consists of the following:

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

•Fair value of five years of revenue (2025 to 2029): the Company discounted its cash flows to the anticipated cash projected to be received. The Company also projected the anticipated cash outflows required to service these customers. If the asset group was to be valued as a whole, the Company would expect an income approach based on the revenues being generated from the customers and expenses required to service those customers, appropriately adjusted for the working capital position. The sum of these values reasonably approximates this approach.

The Company’s revenue streams align directly with the intangibles, which were recorded as a result of the BergaMet acquisition in fiscal 2019 and the merger of Gummy USA LLC on October 1, 2025. For purposes of the Step 2 recoverability test under ASC 360 subsection 2.3., the net revenues from BergaMet and Gummy USA LLC customers base were used. The revenue stream fairly reflects anticipated future cash flows; accordingly, the intangibles associated with these revenue streams have been tested with the expected cash flows.

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

Management did not cancel or reverse the previously issued Purchase Shares upon rescission of the MIPA. Instead, the related amount has been recorded and presented as a long-term investment as of December 31, 2025, pending completion of the merger and related consolidation analysis.

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

Convertible Debt – Derivative Treatment

When the Company issues debt with a conversion feature, it must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlying’s, typically the price of its common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using a Black-Scholes Option-Pricing model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the straight-line method.

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

Mostly, revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer. Most of the Company’s shipping and handling costs are built into the transaction price, but if the customer asks for express shipping, the costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

The Company’s subsidiary, BergaMet N.A., LLC, recognizes revenue from its main source – e-commerce revenue. Its sales channels include the Company’s subsidiary website channel or any other selling channel like Amazon, doctors’ offices, and walk-in sales. All of its customer sales for Healthy Extracts Inc. and Ultimate Brain Nutrients, LLC are recognized as revenue under the subsidiary of BergaMet N.A., LLC. All three divisions of the Company sell plant-based nutraceuticals to its end using customers. HE Gummy USA, Inc. recognizes revenue from one main source – manufacturing. The Company’s sales channels are through third party customers by white labeling the products produced.

The Company evaluates the criteria pursuant to ASC 606-10-55. Some of the different considerations that it uses because of their significance are as follows: Collectability - payment has to be made prior to shipment unless the customer has agreed upon terms. Guaranties – the Company offers a money back guarantee to customers if they are unhappy with its products. Principal versus Agent Considerations - currently the

Company is the principal and has not engaged an agent at this time and has not recognized any revenues under the agent considerations.

Revenue is recognized when, or as, control of a promised merchandise or service is shipped to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring title of those products or services and are recorded net of and discounts or allowances. Shipping costs paid by the customer are included in revenue. Merchandise sales are fulfilled with inventory held in the Company’s warehouses in Henderson, NV and Sarasota, FL. Therefore, the Company’s contracts have a single performance obligation (shipment of product).

If the Company receives a request for refund on a customer obligation, the Company will refund the full cost of the obligation due to its money back guarantee. Historically, the Company has done a valuation of its sales allowance account (customer returns). In 2025, the Company’s return percentage was 0.007% of sales and 2024 was 0.007% of sales. Due to the low refund percentage management decided there was not a need for an estimated adjustment for allowances and refunds due to materiality.

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

Concentration

There is no concentration of revenue for the year ended December 31, 2024 and for the year ended December 30, 2025 for BergaMet N.A., LLC because the revenue was earned from multiple customers, but Gummy USA LLC does have a concentration of revenue for the fourth quarter of 2025 due to only having two customers.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2025 and December 31, 2024, there were no uncertain tax positions that required accrual.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of December 31, 2025 and December 31, 2024 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2023	$154,150	-	-	154,150
Derivative liability	471,270	-	-	471,270
Fair Value at December 31, 2024	$625,420	-	-	625,420
Derivative liability	273,009	-	-	273,009
Fair Value at December 31, 2025	$352,411	-	-	352,411

December 31, 2025

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	352,411	352,411

December 31, 2024

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	625,420	625,420

The details of derivative liability transactions for the year ended December 31, 2025 and the year ended December 31, 2024 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2023	$154,150
Issued during the year ended December 31, 2024	-
Derivative liabilities debt premium	-
Change in fair value recognized in operations	471,270
Converted during the year ended December 31, 2024	-
Balance, December 31, 2024	$625,420
Issued during the year ended December 31, 2025	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	(184,907)
Converted during the year ended December 31, 2025	(88,102)
Balance, December 31, 2025	$352,411

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2025 and year ended December 31, 2024.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using the Black-Sholes option pricing model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. If the convertible debt is viewed as short-term, management chooses to expense the full debt discount in the period incurred is recorded as a gain or loss in the consolidated statement of operations. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statement of operations.

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

Debt modifications and extinguishments

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded under change in fair value on derivative, in the consolidated operation statements, as a gain or loss on extinguishment of the two separate liabilities. During the year ended December 31, 2025, the Company did not issue any convertible debt.

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

The Company’s revenues are recognized when control of the promised goods or services is transferred to its clients (upon shipment of goods) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the Company satisfies a performance obligation.

The Company adopted ASC 2014-09 on January 1, 2019. Although the new revenue standard is expected to have an immaterial impact, if any, on its ongoing net income, the Company did implement changes to its processes related to revenue recognition and the control activities with them.

The Company leases its office and warehouse space under non-cancellable capital leases. The Company accounts for this lease in accordance with ASC 842. Right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Since its lease arrangements do not provide an implicit rate, the Company uses its estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to its own stock as defined in ASC 815-40 (“Contracts in Entity's Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside its control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification is required.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues from operations which has stabilized its cash flow from be negative to neutral over the past year. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the year ended December 31, 2025 of $20,121,462. Due to its neutral cash flow, the Company has doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, most of the Company’s development activities since inception have been financially sustained through equity financing but it is using all additional cash flow to help support the Company’s growth and research and development of new products. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the year ended December 31, 2025 and the year ended December 31, 2024, the Company had expenses totaling $0 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2025	Balance at December 31, 2024
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$866	$666	$666
Unsecured debt H	September 1, 2023	January 1, 2024	10%	$82,500	$-	$-
Unsecured debt I	January 1, 2024	June 1, 2025	15%	$84,965	$177,500	$177,500
Unsecured debt L	November 14, 2024	November 13, 2027	15%	$220,000	$156,169	$221,222
Unsecured debt N	July 21, 2025	July 20, 2026	12%	$325,000	$341,250	$-
Unsecured debt O	July 31, 2025	January 31st, 2026	12%	$75,000	$82,500	$-

Total notes payable				$788,331	$758,085	$399,388
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$788,331	$758,085	$399,388

Unsecured debt A: On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%. During the fourth quarter 2024, the Company made a payment of $200 towards part of this unsecured loan. As of December 31, 2025, the outstanding principal balance of unsecured debt A totaled $666.

Unsecured debt H: On September 1, 2023, the Company received an unsecured line of credit in the principal of up to $82,500 with a loan origination fee in the amount of $7,500, which was amortized over the life of the line of credit. The net proceeds from this line of credit were $75,000. The loan is unsecured and was due for repayment on January 1, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. On January 1, 2024, both parties agreed to convert this note and move it to Unsecured Debt. As of December 31, 2025, the outstanding principal balance of unsecured debt H totaled $0.

Unsecured debt I: On January 1, 2024, the Company agreed and signed a new unsecured line of credit in the principal of up to $180,000. The net proceeds from this line of credit were $82,000. The loan is unsecured and was due for repayment on June 30, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. The holder of the note can declare all or any portion of the unpaid balance, with all accrued interest, immediately due and payable. As of December 31, 2025, the outstanding principal balance of unsecured debt totaled $177,500.

Unsecured debt L: On November 14, 2024, the Company received an unsecured loan in the principal of $220,000 with a loan origination fee in the amount of $22,000, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $220,000. The loan is unsecured and the initial payment of $8,667 was due on January 24, 2025. There were two months of no payments and then interest started accruing. Once the payments started there are a total of 34 monthly payments due on the 24th day of each following month, ending October 24, 2027. As of December 31, 2025, the outstanding principal balance of unsecured debt L totaled $156,169.

Unsecured debt N: On July 21, 2025, the Company received an unsecured loan in the principal of $325,000 with a loan origination fee in the amount of $32,500, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $325,000. The loan is unsecured and is due for repayment on July 20, 2026. Interest will accrue at an interest rate of 12% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of December 31, 2025, the outstanding principal balance of unsecured debt N totaled $341,250.

Unsecured debt O: On July 31, 2025, the Company received an unsecured loan in the principal of $75,000 with a loan origination fee in the amount of $7,500, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $75,000. The loan is unsecured and is due for repayment on January 31, 2026. Interest will accrue at an interest rate of 12% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of December 31, 2025, the outstanding principal balance of unsecured debt O totaled $82,500.

NOTE 5 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2022, the Company entered into a lease agreement for its warehouse facilities located at 7375 Commercial Way Suite 125, Henderson, Nevada 89011 with a term of 35 month 25 days that expired on January 31, 2025. Prior to February 4, 2022 the company was leasing a warehouse facility on a month-to-month lease. The average monthly base rent for the first 12 months is approximately $5,333. For the next 24 months of the lease, the average monthly base rent will be approximately $5,694. As part of the agreement the Company will be responsible to share any property operating expenses estimated as $1,017 per month. Pursuant to ASC 842, the estimated operating expenses was included with the base rent and was included in the calculations of the right of use assets. The Company recorded operating lease right-of-use of $175,765 and lease liabilities for operating lease of $175,765.

In February 2025, the Company entered into a lease agreement for its warehouse facilities located at 7375 Commercial Way Suite 125, Henderson, Nevada 89011 with a term of 36 month and will expire in 2028.

The average monthly base rent for the first 12 months is approximately $6,474. For the next 12 months of the lease, the average monthly base rent will be approximately $6,677. For the next 12 months of the lease, the average monthly base rent will be approximately $6,889. As part of the agreement the Company will be responsible to share any property operating expenses estimated as $1,389 per month. Pursuant to ASC 842, the estimated operating expenses was included with the base rent and was included in the calculations of the right of use assets. The Company recorded operating lease right-of-use of $204,437 and lease liabilities for operating lease of $204,437.

On October 1, 2025, the Company assumed Gummy USA’s lease agreement for its warehouse facility located at 4560 Northgate Ct., Sarasota, FL 34234.  The term of the original lease was 60 months and expires on September 30, 2028.  The last three years of the lease monthly base rent averages $11,564. The Company assumed operating lease right-of-use of $391,945 and lease liabilities for operating lease of $391,945 as of October 1, 2025.

Supplemental statements of operations information related to leases are as follows:

Year Ended
December 31, 2025
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the year-end 2025	$-
Weighted average remaining lease term – operating leases (in years)	2.08 and 2.75
Average discount rate – operating leases	12.0% and 4.25%

December 31, 2025
Operating leases
Right-of-use assets, net of amortization of $53,503	$150,934
Right-of-use assets, net of amortization of $28,951	362,995
Total of right-of-use assets	513,929

Short-term operating lease liabilities	$(171,930)
Long-term operating lease liabilities	(344,265)
Total operating lease liabilities	$(516,195)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2026	$213,623
2027	222,843
2028	116,078
2029 and thereafter	-
Total lease payments	$552,544
Less: Imputed interest/present value discount	$(36,349)
Present value of lease liabilities	$516,195

NOTE 6 – NOTES PAYABLE

As of December 31, 2025, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2025	Balance at December 31, 2024
Unsecured debt B	February 22, 2022	February 15, 2023	10%	$200,000	-	-
Secured debt C	October 7, 2022	October 7, 2023	12.99%	200,000	-	-
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	-	-
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt F	July 26, 2023	May 18, 2024	12.99%	196,000	-	-
Secured debt G	December 19, 2023	December 18, 2024	10%	94,600	-	-
Unsecured debt J	March 18, 2024	May 25, 2025	15%	247,300	-	-
Secured debt K	April 15, 2024	October 15, 2025	11%	36,630	-	2,427
Secured debt M	June 20, 2025	December 20, 2026	8.5%	173,600	67,184	-
Total notes payable				$1,609,130	67,184	2,427
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$1,609,130	67,184	2,427

Unsecured debt B: On February 22, 2022, the Company received an unsecured loan in the principal of $200,000 with a loan origination fee in the amount of $20,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $180,000. The loan is unsecured and the initial payment of $17,804 was due on April 22, 2022. There will be ten monthly payments due on the 22nd day of each following month, beginning on May 22, 2022 through Feb 15, 2023. During fourth quarter of 2022, the note holder agreed to forgo two months of payments and add them to the back end of the note, which extended the due date of the note to April 25, 2023. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company made a total in principal payments of $124,630 towards unsecured debt B. During 2023, the Company has made additional principal payments towards unsecured debt B totaling $75,370 which settled the entire principal balance in full. As of December 31, 2025, the principal balance of the note was paid off.

Secured debt C: On October 7, 2022, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $200,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first three months of payment will be interest only payments of $2,165 and the remaining nine payments will be principal and interest payments of $23,442. Interest payments will begin November 8, 2022 and Installment payments, including principal and interest, will begin February 8, 2023. During 2023, the Company has made principal payments totaling $200,000 towards the secured debt C which settled the entire principal balance in full. As of December 31, 2025, the principal balance of the note was paid off.

Unsecured debt D: On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $163,514 towards the unsecured debt D. During 2024, the Company made a total in principal payments of $46,718 towards the unsecured debt D. On March 18, 2024, the Company agreed with the borrower to close this unsecured debt D and roll over the outstanding principal in to unsecured debt J. As of December 31, 2025, the principal balance of the note was paid off.

Secured debt E: On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of December 31, 2025, the principal balance of the note was paid off.

Secured debt F: On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month. During 2023, the Company has made principal payments totaling $85,601 towards the secured debt F. During 2024, the Company has made principal payments totaling $110,399 towards the secured debt F. As of December 31, 2025, the principal balance of the note was paid off.

Secured debt G: On December 19, 2023, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $86,000 and will have a loan term of twelve months. The note has a cost of funds equal to 10% of the loan amount or $8,600 and will be due upon acceptance of the loan amount. A total of $283 of the interest has been expensed in 2023. A total of $2,144 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 14% of daily sales. and will be due December 21, 2023 and will continue until full amount owed is paid. During 2023, the Company has made principal payments totaling $2,074 towards the secured debt E. During 2024, the Company has made principal payments totaling $92,526 towards the secured debt E As of December 31, 2025, the principal balance of the note was paid off.

Unsecured debt J: On March 18, 2024, the Company received an unsecured loan in the principal of $247,300. The loan is unsecured and the initial payment of $19,365 will be due on April 25, 2024. There will be fourteen monthly payments due on the 25th day of each following month, beginning on April 25, 2024 through May 25, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. The Company has accrued $4,992 in interest and will accrue an additional $8,111 of interest over the life of the loan. During 2024, the Company has made principal payments totaling $230,823 towards the unsecured debt J. As of December 31, 2025, the principal balance of the note was paid off.

Secured debt K: On April 15, 2024, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $33,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 11% of the loan amount or $3,630 and will be due upon acceptance of the loan amount. A total of $1,109 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 6% of daily sales and will be due October 15, 2024 and will continue until full amount owed is paid. During 2024, the Company has made principal payments totaling $36,630 towards the secured debt K. As of December 31, 2025, the principal balance of the note was paid off.

Secured debt M: On June 20, 2025, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $160,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 8.5% of the loan amount or $173,600 and will be due upon acceptance of the loan amount. A total of $1,113 of the interest has been expensed in 2025. Payment will be made daily at a repayment rate of 24% of daily sales and will be due December 20, 2026 and will continue until full amount owed is paid. During 2025, the Company has made principal payments totaling $5,870 towards the secured debt M. As of December 31, 2025 the principal balance of secured debt M was $67,184.

NOTE 7 – CONVERTIBLE DEBT

As of December 31, 2025, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at December 31, 2025	Balance at December 31, 2024
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	6,750	6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	-
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	-	200,000
Convertible promissory note #4	January 24, 2023	April 24, 2024	0%	388,888	111,330	324,111
Total notes payable				$757,888	118,080	530,861
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	118,080	530,861

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. The Company has calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of December 31, 2025 was $6,750.

The fair value of the derivative as of December 31, 2025 was determined to be $90,677 using the Black-Scholes option pricing model based on the following assumptions: common share price of $1.24 per share; expected exercise price of $0.694 per share; volatility of 175%; expected dividend yield of zero; and annual risk-free interest rate of 3.65%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period. The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of December 31, 2025, the principal balance of the note was paid off the principal balance of the note was paid off.

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

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum. The outstanding balance on convertible promissory note #3 as of September 30, 2025 was paid in full. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future. The conversion price shall be $0.05 per share. On April 16, 2025, promissory note #3 was converted by the note holder and common stock shares were issued. As of December 31, 2025, the principal balance of the note was viewed as being fully paid.

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

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. On October 31, 2023 the note was extended to April 24, 2024 for an additional fee in the amount of $38,889. The additional fee will be amortized over the six month and in 2023 $12,962 was expensed. As of April 23, 2024, the Company signed a promissory note for the total outstanding balance. The note will bear interest at a rate of 10% and will have twenty-six payments in total. The payments will be $16,301.68 per month and will increase on June 24, 2025 to a payment of $23,901.68. The total of principal paid during 2024 is $106,796 including debt discount. The outstanding balance on convertible promissory note #4 as of December 31, 2025 was $111,330. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of the Company’s common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $261,734 using the Black-Scholes option pricing model based on the following assumptions: common share price of $1.91 per share; expected exercise price of $1.719 per share; volatility of 175%; expected dividend yield of zero; and annual risk-free interest rate of 3.65%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	December 31, 2025	Upon Issuance 2025	December 31, 2024	Upon Issuance 2024
Stock Price	$1.99	$0.00	$2.5099	$0.00
Exercise Price	$0.694 – 1.719	$0.00	$1.406 – 6.00	$0.00
Expected Life	0	0	0	0.00
Volatility	175%	0%	235%	0%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	3.65%	0%	4.29%	0%
Convertible Notes	118,080	0	530,860	0.00
Total Fair Value	$352,411	$0.00	$625,420	$0.00

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

During the year ended December 31, 2025, the following transactions were recorded in the account “change in fair value on derivative”: (i) the change in the fair value of these derivative liabilities for the year ended December 31, 2025 resulted in a gain of $273,009.

The details of derivative liability transactions for the year ended December 31, 2025 and year ended December 31, 2024 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2023	$154,150
Issued during the year ended December 31, 2024	-
Derivative liabilities debt premium	-
Change in fair value recognized in operations	471,270
Converted during the year ended December 31, 2024	-
Balance, December 31, 2024	$625,420
Issued during the year ended December 31, 2025	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	(184,907)
Converted during the year ended December 31, 2025	(88,102)
Balance, December 31, 2025	$352,411

NOTE 9 – INCOME TAXES

The effective income tax rate for the year ended December 31, 2025 and 2024 differs from the U.S. Federal statutory rate due to the following:

	December 2025	December 2024
Federal statutory income tax rate	$246,713	$231,810
Change in valuation allowance	(246,713)	(231,810)
	$-	$-

The components of the deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 2025	December 2024
Long-term deferred tax assets:
Federal net operating loss carryforwards	$246,713	$231,810
Valuation allowance	(246,713)	(231,810)
Net long-term deferred tax assets	$-	$-

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

The Company effectuated a reverse stock split of 120-for-1 as of December 29, 2023. Due to the reverse stock split the Company added 9,802 common stock shares from the fractional shares issued by the DTC.

On October 16, 2017, the Company filed an Amended and Restated Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock (the “Amended Certificate”) with the Secretary of State of the State of Nevada. The Amended Certificate reduces the number of preferred shares designated as Series A Preferred Stock from 25,000,000 shares to 1,333,334 shares. The Amended Certificate also changes the conversion and voting rights of the Series A Preferred Stock. The Series A Preferred Stock is now convertible into the number of shares of Company common stock equal to 0.00006% of its outstanding common stock upon conversion. The voting rights of the Series

A Preferred Stock are now equal to the number of shares of common stock into which the Series A Preferred Stock may convert.

As of December 31, 2025, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

There were no shares issued during the first quarter 2025. During the three months ended June 30, 2025, the Company issued 4,584 shares of common stock for services. They were issued at $2.00 per share. Additionally, the Company issued 147,500 shares of common stock for the conversion of the note payable. They were issued at $2.00 per share. During the three months ended September 30, 2025, the Company issued 653,458 shares of common stock for services. They were issued at $1.80 per share, but 520,958 elected to use the current 409a valuation. On July 19, 2025, the Company issued 13,075,920 shares of common stock due to the merger with Gummy USA, LLC. These shares were rescinded on September 26, 2025. The shares of common stock were reissued as of October 1, 2025. During the three months ended December 31, 2025, there were no shares issued.

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2024	132,680	$7.07	2.06	$-
Granted	-	-	-	-
Forfeited	(16,667)	6.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2025	116,013	$7.22	1.34	$-

Vested and expected to vest at December 31, 2025	116,013	$7.22		$-

Exercisable at December 31, 2025	116,013	$7.22		$-

At December 31, 2025, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

Omnibus Stock Grant and Option Plan

The following summary of options activity for the year ended December 31, 2025 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2024	38,333	$6.00	1.34	$-
Granted	-	-	-	-
Forfeited	(22,500)	7.20	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2025	15,833	$6.00	1.16	$-

Vested and expected to vest at December 31, 2025	15,833	$6.00		$-
Exercisable at December 31, 2025	15,833	$6.00		$-

At December 31, 2025, the intrinsic value of these stock options was $0 as the exercise price of these stock options were greater than the market price.

The following summary of restricted stock units’ activity for the year ended December 31, 2025 is presented below:

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2024	58,958	1.20
Granted	-	-
Vested	-	-
Forfeited	58,958	-
Non-vested at December 31, 2025	-	-

As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $423,910. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

As of December 31, 2024, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $77,230. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations. As of December 31, 2025, the intrinsic value of these restricted stock unit was $0 as the Company decided to let these restricted stock units expire.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Years Ending
	December 31, 2025	December 31, 2024
Risk-free interest rate	4.13%	4.29%
Average expected term (years)	1.09 years	1.7 years
Expected volatility	171%	235%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of December 31, 2025, the Company operated in three reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended December 31, 2025.

	CONSOLIDATED	HEALTH SUPPLEMENTS			CORPORATE
		BergaMet	Gummy USA	UBN
Revenue	4,511,997	3,751,247	760,750	-	-
Cost of Revenue	2,433,103	2,219,096	214,007	-	-
Long-lived Assets	1,140,342	186,978	450,637	502,727	-
Gain (Loss) Before Income Tax	(881,119)	53,408	(154,242)	(300)	(779,985)
Identifiable Assets	843,357	737,862	105,495	-	-
Depreciation and Amortization	152,192	1,963	150,229	-	-

As of December 31, 2024, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the nine months ended December 31, 2024.

	CONSOLIDATED	HEALTH SUPPLEMENTS		CORPORATE
		BergaMet	UBN
Revenue	3,113,279	3,113,279	-	-
Cost of Revenue	1,207,982	1,207,982	-	-
Long-lived Assets	732,030	193,260	538,771	-
Gain (Loss) Before Income Tax	(840,871)	362,171	(1,244)	(1,201,798)
Identifiable Assets	1,361,216	1,361,216	-	-
Depreciation and Amortization	140	140	-	-

Currently, BergaMet and UBN’s customers are located in the United States of American and Canada. Their revenues to the Company’s customers are not material to its overall total sales. The Company’s largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of its total sales in the year ended December 31, 2025 and 2024.

Note 12 - Business Combination

On July 19, 2025, Healthy Extracts Inc. (“Healthy Extracts” or the “Company”) completed the acquisition of Gummy USA LLC (“Gummy USA”) pursuant to a membership interest purchase agreement. In connection with the transaction, Gummy USA became a wholly owned subsidiary of the Company. The consideration transferred consisted of the issuance of 13,075,920 shares of the Company’s common stock to the former owner of Gummy USA, Donald Swanson, and the transaction was reported as having an implied value of approximately $21.6 million.

During July 2025, the Company identified certain unforeseen complications related to the structure and timing of the transaction and determined that it would pursue a rescission of the MIPA, while continuing to work toward completing a revised merger with GUSA. On September 26, 2025, the Company formally rescinded the MIPA, effective as of its original date.

On September 30, 2025, effective as of October 1, 2025, the Company entered into an Agreement and Plan of Merger with Gummy USA, LLC and Swanson, pursuant to which Gummy USA, LLC was merged with and into the Company’s wholly owned subsidiary, HE Gummy USA, Inc., a Nevada corporation.

Management did not cancel or reverse the previously issued Purchase Shares upon rescission of the MIPA. Instead, the related amount has been recorded and presented as a long-term investment as of September 30, 2025, pending completion of the merger and related consolidation analysis.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the Company measured the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values, and recognized goodwill for the excess of the total consideration transferred over the fair value of the net identifiable assets acquired. Under ASC 805, goodwill represents the future economic benefits arising from other assets acquired in the business combination that are not individually identified and separately recognized.

Consideration Paid	Amount
Common stock issued to Gummy USA LLC Stockholders	$23,536,656

Total consideration paid	$23,536,656

Purchase price allocation

The preliminary purchase price allocation has been prepared based on management’s estimates and assumptions as of the acquisition date. Because the transaction was completed near period-end and certain valuation analyses may not have been finalized at the reporting date, the allocation is preliminary and subject to adjustment during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date.

A draft purchase price allocation table is set forth below:

Purchase Price Allocation	Amount
Consideration transferred, at fair value	$23,536,656
Cash and cash equivalents acquired	$75,603
Accounts receivable acquired, net	$37,044
Inventory acquired	$28,302
Prepaid expenses and other current assets acquired	$24,513
Property and equipment acquired	$4,362,529
Identifiable intangible assets acquired	$4,766
Other assets acquired	$391,945
Accounts payable and accrued liabilities assumed	$617,621
Debt and other liabilities assumed	$1,701,087
Goodwill	$20,930,662

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2025 financial statements for subsequent events through April 8, 2026, the date the financial statements were available to be issued.

During January 2026, the Company was able to pay off the balance of convertible promissory note #4 noted in Note 7.  With the payoff of this note, the Company was able to fully expense the derivative liability booked on the balance sheet of $261,734.  The funds used to pay of this note was loaned to the company and a note payable was established.  The Company will make fourteen (14) monthly payments of principal and interest in the amount of $14,987.47 beginning in March 2026.

At the end of March 2026, the Company terminated its purchase contract for a building in Sarasota, Florida, for which it had paid $70,000 in earnest money. As a result of the termination, the deposit will be recognized as a loss in the Company’s financial statements for the first quarter of 2026.

On April 1, 2026, William Bossung was re-appointed to be a member of the Company’s Board of Directors.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Donald Swanson	67	Chief Executive Officer, Chairman of the Board (2025)

Kevin “Duke” Pitts	66	President, Chief Operating Officer, Director (2018)

Robert Madden	53	Secretary, Chief Financial Officer (2022)

Bill Croyle	73	Director (2019)

William Bossung	66	Director (2026)

Donald Swanson, age 67, was appointed as a member of our Board of Directors, Chairman, and as our Chief Executive Officer on September 30, 2025. Mr. Swanson was the founder and has been the CEO of Gummy USA LLC since its inception in 2021. Mr. Swanson brings over eight years of deep experience in pharmaceutical-grade manufacturing and gummy innovation. He has successfully designed and implemented state-of-the-art production facilities across multiple international locations, and his proprietary processes deliver unmatched precision. Under his leadership, Gummy USA has not only secured significant purchase orders but also positioned itself to set a new industry benchmark for quality, regulatory compliance, and supply chain efficiency. His expertise spans automated controls, advanced fluid dynamics, and blockchain-enabled product authentication, solving critical production inefficiencies and protecting brand integrity.

Kevin “Duke” Pitts, age 66, was appointed to our Board of Directors on September 28, 2018, and as our President on September 24, 2019. Mr. Pitts is a proven leader who has 30 years of senior management experience within a technology-driven industry. Mr. Pitts has been the President and Owner of Envision Enterprises, a consumer electronic integration business, where he has worked since 2007. Earlier in his career, Mr. Pitts served as the Director of Direct Marketing at Dish Network, the well-known satellite television provider. His deep experience in senior management and marketing will be of great value to us.

Robert Madden, age 53, was appointed as our Secretary and Chief Financial Officer on June 2, 2022. Mr. Madden has been working in the accounting industry for over 30 years. From 1990 to 2012 he worked for several companies starting as a staff accountant, then assistant controller position, finally the company controller position. During that time, he worked in the wholesale apparel, advertising, television, and special event industries. From 2012 to 2015, he took a sabbatical and lived overseas volunteering for different NGO’s and non-profit organizations. During the sabbatical, he volunteered for a British NGO, worked as their CFO, and was the driving force in getting the organization registered with 2 foreign nations. In 2016, he moved back to the United States and started an accounting consulting business. From 2016 to the present, he was hired to fill either a Controller or CFO position for several private and public companies, including United Concerts from 2016 through 2018, Bakken Water Transportation Services, Inc. from 2019 to the present, Geopulse Exploration, Inc. from 2016 through 2019, and Humatech, Inc. from 2021 to the present. He graduated from the University of Utah with a bachelor’s degree in accounting and from Westminster College with an MBA with a certificate of accounting.

Bill Croyle, age 73, was appointed to our Board of Directors on September 24, 2019. Mr. Croyle is a private investor and an accomplished Senior Executive with more than 40 years of success across the IT, energy, manufacturing, telecommunications, venture capital, and finance industries. His broad areas of expertise include mergers and acquisitions, negotiations, service contracts and delivery, executive development and mentoring, and managing complexities. Since 2009 Bill has been a founder, owner or executive of EnTX Group, Impact Legacy Partners, FB Oilfield Special Tools and Western Energy Advisors. He is Chairman of the Colorado Chapter of the Marine Corps Scholarship Foundation, and he has served on the boards of Hill City Silica LLC, the University of Colorado Advocates program, the Association for Corporate Growth/Denver, and the Denver Consulting Alliance. Bill served in the Marine Corps 1972-1974. Mr. Croyle holds Certificates in Energy Finance and Management from the University of Denver and International Trade from World Trade Center Denver. He graduated from the University of California, Santa Barbara, with a BA in History and minor in French. Our directors believed that Mr. Croyle’s experience as a business founder and finance certifications made him an attractive candidate to serve on our board of directors.

William Bossung, age 66, served as a member of the Board of Directors since our inception through October 1, 2025, and was our Secretary and Chief Financial Officer from our inception until June 2, 2022. Mr. Bossung was re-appointed to our Board of Directors effective April 1, 2026. Mr. Bossung has a diverse background in Corporate Finance, Insurance and accounting. From 2003 to August 2006 Mr. Bossung was co-founder of BCF Technology, an insurance software company that was ultimately sold to Vertafore in August of 2006. During January 2012 Mr. Bossung co-founded Splash Beverage Group, (SBEV) a beverage distribution company that distributes both alcohol and non-alcohol products. The company’s products are sold in over 25,000 retail locations Mr. Bossung is the managing partner of Bishop Equity Partners LLC, a small boutique private equity firm that invests in both private and public companies. From 1997 to 2002 Mr. Bossung was the Director of Corporate Finance of Chadmoore Wireless Group, the company was engaged in the business of wireless communications utilizing 800 MHZ frequencies. Chadmoore aggregated over 5500 Specialized Mobile Radio licenses from the Federal Communications Commission, the licenses were acquired by Nextel, then merged into the Sprint PCS wireless network. Mr. Bossung currently holds an Insurance License and earned a bachelor’s degree in accounting and finance from Bloomsburg State University. Our founders believed that Mr. Bossung’s broad experience in corporate financing and accounting, dating back to 2003, made him an attractive candidate to serve on our board of directors.

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

Except as set forth below, to our knowledge, none of our officers, directors, or beneficial owners of more than ten percent of our common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal year. It has recently come to the attention of our management that William Bossung may have sold shares of our common stock into the open market during the year ended December 31, 2024 without filing a report of the change in his beneficial ownership. We do not have further details at this time.

Board Committees

Our Board of Directors maintains separate audit, nominating and compensation committees. The members of all three committees are only our two independent directors, Bill Croyle and William Bossung.

Audit Committee. Our audit committee consists of two independent directors. The members of the audit committee are Bill Croyle and William Bossung. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Bossung is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. The audit committee responsibilities include:

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

Compensation Committee. Our compensation committee consists of two independent directors. The members of the audit committee are Bill Croyle and William Bossung. The compensation committee responsibilities include:

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

Nominating Committee. Our nominating committee consists of two independent directors. The members of the nominating committee are Bill Croyle and William Bossung. The nominating committee responsibilities include screening and recommending to the full Board director candidates for nomination. The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors, although we do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2025 and 2024, the Board of Directors met as necessary.

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

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics will be posted on our corporate website and is filed as an exhibit to this annual report. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our corporate website or in filings under the Exchange Act.

Insider Trading Policy

On September 8, 2020, our Board of Directors adopted the Grey Cloak Tech Inc. Insider Trading Policy to take an active role in the prevention of insider trading violations by our officers, directors, employees, consultants, attorneys, advisors, and other related individuals.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

Swanson Consulting Services Agreement

On July 30, 2025, we entered into a Consulting Services Agreement with Donald Swanson. Pursuant to this agreement, Mr. Swanson has agreed to serve as our President (subsequently changed to Chief Executive Officer) and as the Chairman of our Board of Directors in exchange for $360,000 per year. The agreement has an expiration date of July 30, 2027, and will automatically renew for successive 12 month period thereafter unless terminated by either party.

Pitts Independent Contractor Agreement

On October 1, 2019, we entered into an Independent Contractor Agreement with Kevin “Duke” Pitts. Pursuant to this agreement, Mr. Pitts agreed to serve as our President and Chief Executive Officer in exchange for $120,000 per year. The agreement had an expiration date of December 31, 2021, but has been extended indefinitely since then, and Mr. Pitts currently serves as our President and Chief Operating Officer.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Donald Swanson	2025	192,000	-0-	-0-	-0-	-0-	-0-	-0-	192,000
CEO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kevin “Duke” Pitts	2025	125,000	-0-	53,960	-0-	-0-	-0-	-0-	178,960
President and COO	2024	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Robert Madden (1)	2025	114,000	-0-	19,950	-0-	-0-	-0-	-0-	133,950
Secretary and CFO	2024	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000

Director Compensation

For the years ended December 31, 2025 and 2024, none of the members of our Board of Directors received compensation for his service as a director.

On December 26, 2022, we approved the Healthy Extracts Inc. 2022 Equity Incentive Plan and set aside 433,334 shares of our common stock for issuance thereunder. As of December 31, 2025, there are options outstanding to acquire 15,833 shares of common stock at a weighted-average exercise price of $6.00 per share.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2026, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Beneficial Ownership	Percentage of Common Stock Beneficial Ownership (2)

Donald Swanson (3)	13,075,920	77.41%

Kevin “Duke” Pitts (3)(6)	304,838	1.80%

Robert Madden (3)(5)	125,929	<1%

Bill Croyle (3)(4)	31,948	<1%

William Bossung (3)	64,245	<1%

All Officers and Directors as a Group (5 Persons)	13,602,880	80.53%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Healthy Extracts Inc.

(2)

Unless otherwise indicated, based on 16,890,868 shares of common stock issued and outstanding. Shares of common stock subject to convertible preferred stock and options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)	Includes 5,531 shares of common stock held by BMJ Estate Matters, LLC, of which Mr. Croyle is the controlling party.

(5)	Includes 20,929 shares held by Mr. Madden’s spouse.

(6)	Includes 2,250 shares held by DT Growth Partners LLC, of which Mr. Pitts is the controlling party.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Swanson Consulting Services Agreement

On July 30, 2025, we entered into a Consulting Services Agreement with Donald Swanson. Pursuant to this agreement, Mr. Swanson has agreed to serve as our President (subsequently changed to Chief Executive Officer) and as the Chairman of our Board of Directors in exchange for $360,000 per year. The agreement has an expiration date of July 30, 2027, and will automatically renew for successive 12 month period thereafter unless terminated by either party.

Pitts Independent Contractor Agreement

On October 1, 2019, we entered into an Independent Contractor Agreement with Kevin “Duke” Pitts. Pursuant to this agreement, Mr. Pitts agreed to serve as our President and Chief Executive Officer in exchange for $120,000 per year. The agreement had an expiration date of December 31, 2021, but has been extended indefinitely since then, and Mr. Pitts currently serves as our President and Chief Operating Officer.

Madden Consulting Agreement

Effective June 1, 2022, we entered into a Consulting Agreement with Robert Madden. Pursuant to the agreement, Madden has agreed to serve as our Chief Financial Officer and Secretary in exchange for $42,000 per year. The agreement is effective for one year, and will automatically renew for successive one-year terms.

Donald Swanson Transactions

Acquisition of Gummy USA LLC

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

In connection with, and as a material term of, the transaction, effective on July 19, 2025, Donald Swanson was appointed to our Board of Directors as our fourth director, Chairman, and as our President (Swanson was appointed as our CEO on September 16, 2025). Kevin “Duke” Pitts, who was our President prior to the transaction, was appointed as our Chief Executive Officer (Pitts was appointed as our President and COO on September 16, 2025). Further in connection with the transaction, Robert Madden, our Secretary and Chief Financial Officer, was appointed as the Manager of GUSA.

Rescission of Gummy USA LLC Acquisition and Appointment of Director; Merger Agreement

On September 26, 2025, we rescinded the MIPA as of its effective date. On September 30, 2025, we entered into an Agreement and Plan of Merger with GUSA and Swanson, pursuant to which GUSA was merged with and into our wholly-owned subsidiary, HE Gummy USA, Inc., a Nevada corporation. We re-issued the Purchase Shares, which continued to represent 77.5% of our issued and outstanding common stock after the transaction, to Swanson. In addition, Swanson was granted anti-dilution rights to maintain that same ownership percentage in the event of the exercise of any of our 154,306 outstanding options and warrants.

In connection with, and as a material term of, the rescission, the appointment of Swanson to our Board of Directors was also terminated as of its effective date, and effective on September 30, 2025, Donald Swanson was re-appointed to our Board of Directors as our fourth director, Chairman, and as our Chief Executive Officer. Kevin “Duke” Pitts, who was our President prior to the transaction, was re-appointed as our President and Chief Operating Officer. Further in connection with the transaction, Robert Madden, our Secretary and Chief Financial Officer, was re-appointed as the Manager of GUSA.

Swanson Consulting Services Agreement

On July 30, 2025, we entered into a Consulting Services Agreement with Donald Swanson. Pursuant to this agreement, Mr. Swanson has agreed to serve as our President (subsequently changed to Chief Executive Officer) and as the Chairman of our Board of Directors in exchange for $360,000 per year. The agreement has an expiration date of July 30, 2027, and will automatically renew for successive 12 month period thereafter unless terminated by either party.

Jay Decker Transactions

We have entered into numerous transactions with Jay Decker, our majority shareholder until the September 30, 2025 transaction with Gummy USA, as follows:

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

Warrants

On February 10, 2021, but effective December 21, 2020, we issued warrants to purchase an aggregate of 62,500 shares of our common stock, at an exercise price of $6.00 per share, to Jay Decker and his adult sons for consulting services rendered. The warrants expired in October 2025.

On January 20, 2022, we issued a promissory note to Jay Decker in the principal amount of $185,000. In conjunction therewith and on the same date, we issued to Jay Decker warrants to purchase 16,667 shares of our common stock at an exercise price of $6.00 per share.

Restricted Stock Units and Restricted Stock Awards

On December 26, 2022, we approved the grant of a total of 133,125 Restricted Stock Units at $1.20 per share, and the grant of 300,000 Restricted Stock Awards upon our uplisting with a strike price of $0.00 to $1.20 to a total of sixteen (16) individuals. On April 28, 2023 the RSU’s were granted and issued. Bill Croyle received 6,667 of the RSU’s and William Bossung received 20,834 of the RSU’s. Kevin Pitts received 200,000 of the RSA’s and Robert Madden received 50,000 of the RSA’s. All of the RSU’s and RSA’s have been exercised.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NYSE Rule 303A.02. The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NYSE American definition of “Independent Director” means a person that has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). According to the NYSE American definition, Mr. Croyle and Mr. Bossung are our only independent directors.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC (“BF Borgers”) was our independent registered public accounting firm for the years ended December 31, 2023 and 2022. Effective May 8, 2024, we dismissed BF Borgers CPA PC as our independent registered public accounting firm. Also on May 8, 2024, we engaged Bush & Associates CPA LLC (“Bush”) as BF Borgers’ replacement, to act as our independent registered public accounting firm for the years ended December 31, 2025, 2024 and 2023.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees (1)	$53,000	$127,000
Audit Related Fees	—	—
Tax Fees	2,788	2,416
All Other Fees	—	—
Total	$55,788	$129,416

(1)Audit fees were principally for audit and review services.

Of the fees described above for the years ended December 31, 2025 and 2024, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The following financial statements are filed as part of this report:

(a)(2)Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)Exhibits

Refer to (b) below.

(b)Exhibits

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc. filed December 19, 2024

3.2 (1)	Certificate of Amendment of Articles of Incorporation filed October 23, 2020

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed December 19, 2023

3.3 (3)	Bylaws of Grey Cloak Tech Inc.

10.1 (4)	Supply Agreement with H&AD S.r.L. dated January 1, 2019, as amended

10.2 (5)	Share Exchange Agreement dated February 4, 2019 by and among Grey Cloak Tech Inc., BergaMet NA, LLC, and the Members of BergaMet

10.3 (6)	Independent Contractor Agreement by and between the Company and Kevin “Duke” Pitts, dated October 1, 2019

10.4 (7)	Share Exchange Agreement with Ultimate Brain Nutrients, LLC and its members

10.5 (4)	Licensing Agreement with Gelteq Ptd Ltd.

10.6 (8)	Private Label Agreement with Whitney Johns, Inc. dated October 11, 2021

10.7 (9)	Lease Agreement for warehouse and distribution facility dated January 20, 2022

10.8 (10)	Consulting Agreement with Robert Madden effective June 1, 2022

10.9*	Consulting Services Agreement with Donald Swanson dated July 30, 2025

10.10 (11)	Rescission Agreement and General Mutual Release dated September 26, 2025

10.11 (11)	Agreement and Plan of Merger dated September 30, 2025

14.1 (10)	Code of Ethics

19.1*	Grey Cloak Tech Inc. Insider Trading Policy

23.1*	Consent of Bush & Associates CPA LLC, independent registered public accounting firm

31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith

(1)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the Commission on August 28, 2023.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 29, 2023.

(3)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on March 6, 2015.

(4)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the Commission on September 14, 2023.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 28, 2020.

(6)	Incorporated by reference from our Regulation A Offering Statement on Form 1-A dated and filed with the Commission on May 7, 2021.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 8, 2020

(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 31, 2023.

(9)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the Commission on April 11, 2023.

(10)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the Commission on February 10, 2023.

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 2, 2025

ITEM 16 – 10-K SUMMARY

The issuer has elected not to provide a 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthy Extracts Inc.

Dated:April 8, 2026		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:April 8, 2026		/s/ Kevin “Duke” Pitts
	By:	Kevin “Duke” Pitts
	Its:	President

Dated:April 8, 2026		/s/ Robert Madden
	By:	Robert Madden
	Its:	Chief Financial Officer, Secretary,
and Principal Accounting Officer