Form 10-Q
period 2026-06-30
HEALTHY EXTRACTS INC.
filed 2026-08-14
CIK 1630176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 14, 2026, there were 14,741,348 shares of common stock, $0.001 par value, issued and outstanding.

HEALTHY EXTRACTS INC.

FORM 10-Q QUARTERLY REPORT

FOR THE THREE MONTHS ENDED JUNE 30, 2026

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

ITEM 1  Financial Statements

HEALTHY EXTRACTS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash	$189,958	$146,935
Accounts receivable	607,018	187,750
Inventory, net	644,114	843,357
Deposit	-	-
Offering costs	149,274	149,274
Other current assets	89,102	-
Total current assets	1,679,466	1,327,317

Fixed assets	3,884,990	4,233,083
Deposit	37,794	99,767
Goodwill	26,056,515	21,123,922
Patents/Trademarks	526,647	526,647
Right of use asset, net - non-current	423,438	513,929
Total other assets	30,929,383	26,497,347

TOTAL ASSETS	32,608,849	27,824,664

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	340,515	108,496
Accrued interest payable	5,388	5,118
Accrued interest payable - related party	116,113	76,401
Accrued liabilities	592,602	613,645
Lease liabilities - current	196,815	171,930
Notes payable - current	927,824	-
Notes payable - related party - current	6,209,827	676,250
Convertible debt, net of discount - current	-	111,330
Total current liabilities	8,389,085	1,763,169

Lease liabilities - long-term	229,110	344,265
Notes payable	1,374,584	1,171,670
Notes payable - related party - non-current	125,276	156,835
Convertible debt, net of discount - non-current	6,750	6,750
Derivative liabilities	48,353	352,411
Total non-current liabilities	1,784,073	2,031,930

Total current and total liabilities	10,173,158	3,795,099

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,741,348 shares issued and outstanding as of June 30, 2026, and 16,870,868 shares issued and outstanding as of December 31, 2025	368,443	368,413
Additional paid-in capital	46,410,732	43,788,013
Treasury stock, at cost, 2,163,686 shares, respectively	(3,892,536)	(5,400)
Accumulated deficit	(20,450,948)	(20,121,462)
Total stockholders' equity	22,435,692	24,029,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,608,849	$27,824,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2026 AND 2025

(UNAUDITED)

	FOR THE THREE MONTHS ENDING JUNE 30,		FOR THE SIX MONTHS ENDING JUNE 30,
	2026	2025	2026	2025

REVENUE
Revenue	$2,067,212	$968,656	$3,677,956	$1,899,935
Net revenue	2,067,212	968,656	3,677,956	1,899,935

COST OF REVENUE
Cost of goods sold	614,768	375,828	1,236,811	882,123
Total cost of revenue	614,768	375,828	1,236,811	882,123

GROSS PROFIT	1,452,444	592,827	2,441,145	1,017,812

OPERATING EXPENSES
General and administrative	1,501,206	698,434	2,818,116	1,232,267
Total operating expenses	1,501,206	698,434	2,818,116	1,232,267

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(106,632)	(29,259)	(191,538)	(63,817)
Change in fair value on derivative	21,039	201,986	304,058	(53,468)
Gain/loss of foreign transactions	4,966	-	4,966	-
Gain/loss of disposal of assets	-	-	(70,000)	-

Total other income (expense)	(80,626)	172,727	47,486	(117,285)

Net income/(loss) before income tax provision	(129,389)	67,120	(329,486)	(331,739)

NET INCOME/(LOSS)	$(129,389)	$67,120	$(329,486)	$(331,739)

Income/(Loss) per share - basic and diluted	$(0.01)	$0.02	$(0.02)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	16,344,029	3,050,879	15,536,102	3,050,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDING JUNE 30, 2026 AND 2025

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - Jun 30, 2024	2,993,572	354,532	19,192,899	-	(19,147,431)	400,000

Issuance of common stock for services	4,584	5	9,163	-	-	9,168

Issuance of common stock - converted note payable	147,500	148	294,853	-	-	295,000

Fair value of options and warrants issued	-	-	95,152	-	-	95,152

Gummy USA Merger	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	(331,739)	(331,739)

Balance - Jun 30, 2025	3,141,490	354,684	19,700,756	(5,400)	(19,572,082)	477,958

Issuance of common stock for services	30,000	30	55,794	-	-	55,824

Issuance of common stock - converted note payable	-	-	-	-	-	-

Fair value of options and warrants issued	-	-	225,389	-	-	225,389

Gummy USA Merger	-	-	-	-	-	-

Loan of common stock shares - shareholder	(3,000,000)	-	-	(5,400,000)	-	(5,400,000)

Adli Gummies, Inc Acquisition	840,480	-	(433,015)	1,512,864	-	1,079,849

Adli Gummies, Inc Shares Pending Issuance	-	-	2,774,551	-	-	2,774,551

Net (loss) for the period	-	-	-	-	(329,486)	(329,486)

Balance - Jun 30, 2026	14,741,348	368,443	46,410,732	(3,892,536)	(20,450,948)	22,435,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2026 AND 2025

(UNAUDITED)

	FOR THE SIX MONTHS ENDING JUNE 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income/(Loss)	$(329,486)	$(331,739)

Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	348,093	695
Common stock issued for services	55,824	34,169
Gain/loss of disposal of assets	70,000	-
Discount expensed from note payable and notes payable	35,734
Discount expensed from note payable and notes payable- related party	21,583
Interest expense	68,438	4,999
Warrants issued for services	225,389	95,152
Change in fair value on derivative liability	(304,058)	53,468
Changes in operating assets and liabilities:
Accounts receivable	(203,463)	7,024
Deposit	(8,027)	-
Inventory	344,425	254,337
Note receivable	-	(100,000)
Right of use asset, net – current	221	-
Other current asset	(89,102)	-
Accounts payable	58,263	62,641
Accrued liabilities	118,148	(24,613)
Accrued interest payable	-	7,072
Accrued interest payable - related party	-	13,240
Lease liability - current	-	-
Lease liability - long-term	-	793
Net Cash provided by Operating Activities	411,983	77,236

Cash Flows from Investing Activities:
Fixed assets purchase	-	(19,302)
Adli Gummies Inc acquisition	95,971	-
Cash flows (used in) provided by Investing Activities:	95,971	(19,302)

Cash Flows from Financing Activities:

Payments for repayment of convertible debt	(106,000)	(83,437)
Proceeds from issuance of noted payable	316,000	160,000
Payments for repayment of notes payable	(245,076)	(8,498)
Proceeds from issuance of noted payable - related party	100,000	-
Payments for repayment of noted payable - related party	(37,855)	(37,524)
Payments for repayment of line of credit	492,000	-
Interest payment of notes payable	-	-
Interest payment of notes payable - related party	-	-
Net Cash provided by (used in) Financing Activities	(464,931)	30,540

Increase in cash	43,023	88,474
Cash at beginning of period	146,935	112,020
Cash at end of period	$189,958	$200,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHY EXTRACTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

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

On May 15, 2026, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Adli Gummies Inc., an Ontario corporation which does business as Imaraïs Beauty (“Adli”), and its shareholders. Pursuant to the Acquisition Agreement, through our wholly-owned subsidiary Healthy Extracts Canada Inc., a British Columbia corporation (“HE Canada”), we acquired one-hundred percent (100%) of the outstanding membership interests of Adli, which became our wholly-owned subsidiary. As consideration for the purchase, we issued (i) a secured promissory note in the amount of $165,000 to Aaron Hefter (“Hefter”), the largest shareholder of Adli, (ii) a secured promissory note in the amount of $629,000 to the rest of the Adli shareholders, (iii) 2,159,520 shares of Class B common stock of HE Canada (the “HE Canada Shares”) to Hefter, and (iv) 840,480 shares of our common stock to the rest of the Adli shareholders. The HE Canada Shares are exchangeable at the option of Hefter for shares of our common stock on a one-for-one basis. Combined with the cancellation of 3,000,000 shares of our common stock held by our Director and Chief Executive Officer Donald Swanson in connection with the transaction, and assuming the exchange of the HE Canada Shares for shares of our common stock, the total shares issued pursuant to the Acquisition Agreement constitute approximately 17.76% of our total issued and outstanding shares of common stock.

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

An allowance for inventory was established in 2018 and is evaluated each quarter to determine if all items are still sellable due to the factors listed above. As of June 30, 2026 and December 31, 2025, the total of inventory allowance was $88,476 and $90,091. The following are the classes held in inventory as of June 30, 2026 and December 31, 2025:

	JUNE 30,	DECEMBER 31,
	2026	2025
Inventory

Inventory Classes:
Raw Materials	$361,519	$534,514
Finished Goods	327,392	369,345
Work in process	43,679	29,589
Total inventory	732,590	933,448
Inventory allowance	(88,476)	(90,091)
Total inventory, net	644,114	843,357

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

As of June 30, 2026, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No goodwill impairment indicators were present, for the goodwill listed on the books as of June 30, 2026, after working through its analysis of goodwill during the months ended June 30, 2026.

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

Long-term investment

On May 15, 2026, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Adli Gummies Inc., an Ontario corporation which does business as Imaraïs Beauty (“Adli”), and its shareholders. Pursuant to the Acquisition Agreement, through our wholly-owned subsidiary Healthy Extracts Canada Inc., a British Columbia corporation (“HE Canada”), we acquired one-hundred percent (100%) of the outstanding membership interests of Adli, which became our wholly-owned subsidiary. As consideration for the purchase, 2,159,520 shares of Class B common stock of HE Canada (the “HE Canada Shares”) to Hefter, and 840,480 shares of our common stock to the rest of the Adli shareholders. The HE Canada Shares are exchangeable at the option of Hefter for shares of our common stock on a one-for-one basis. Combined with the cancellation of 3,000,000 shares of our common stock held by our Director and Chief Executive Officer Donald Swanson in connection with the transaction, and assuming the exchange of the HE Canada Shares for shares of our common stock, the total shares issued pursuant to the Acquisition Agreement constitute approximately 17.76% of our total issued and outstanding shares of common stock.

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

Concentration

There is no concentration of revenue for the year ended December 31, 2025 and for the months ending June 30, 2026 for BergaMet N.A., LLC because the revenue was earned from multiple customers, but Gummy USA LLC does have a concentration of revenue for the months ending June 30, 2026 due to only having two customers.  Additionally, Adli Gummies, Inc. has a concentration of revenue due to a large order which was delivered in June 2026.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2026 and December 31, 2025, there were no uncertain tax positions that required accrual.

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

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. The fair value of these instruments as of June 30, 2026 and December 31, 2025 was as follows:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2024	$625,420	-	-	$625,420
Derivative liability	(273,009)	-	-	(273,009)
Fair Value at December 31, 2025	$352,411	-	-	$352,411
Derivative liability	(304,058)	-	-	(304,058)
Fair Value at June 30, 2026	$48,353	-	-	$48,353

June 30, 2026

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	48,353	$48,353

December 31, 2025

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	352,411	$352,411

The details of derivative liability transactions for the months ending June 30, 2026 and the year ended December 31, 2025 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2024	$625,420
Issued during the year ended December 31, 2025	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	(184,907)
Converted during the year ended December 31, 2025	(88,102)
Balance, December 31, 2025	$352,411
Issued during the months ending June 30, 2026	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	(304,058)
Converted during the months ending June 30, 2026	-
Balance, June 30, 2026	$48,353

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the months ending June 30, 2026 and year ended December 31, 2025.

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

Debt modifications and extinguishments

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded under change in fair value on derivative, in the consolidated operation statements, as a gain or loss on extinguishment of the two separate liabilities. During the months ending June 30, 2026, the Company did not issue any convertible debt.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues from operations which has stabilized its cash flow from be negative to neutral over the past year. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and expenses. As a result, the Company incurred accumulated net losses from Inception (December 19, 2014) through the months ended June 30, 2026 of $20,450,948. Due to its neutral cash flow, the Company has doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, most of the Company’s development activities since inception have been financially sustained through equity financing but it is using all additional cash flow to help support the Company’s growth and research and development of new products. Management plans to keep seeking funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the months ending June 30, 2026 and the year ended December 31, 2025, the Company had expenses totaling $0 and $0 respectively, to an officer and director for salaries, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2026	Balance at December 31, 2025
Unsecured debt A	March 2019, March and June 2020	No due date	0%	$866	$666	$666
Unsecured debt I	January 1, 2024	June 1, 2025	15%	$84,965	$177,500	$177,500
Unsecured debt L	November 14, 2024	November 13, 2027	15%	$220,000	$124,609	$156,169
Unsecured debt N	July 21, 2025	July 20, 2026	12%	$325,000	$357,500	$341,250
Unsecured debt O	July 31, 2025	January 31, 2026	12%	$75,000	$82,500	$82,500
Unsecured debt P	December 13, 2025	December 12, 2026	7.49%	$75,000	$72,979	$75,000
Unsecured debt Q	May 15, 2026	No due date	0%	$5,400,000	$5,400,000	$-
Unsecured debt R	May 15, 2026	No due date	0%	$17,682	$17,682	$-
Unsecured debt S	May 28, 2026	May 27, 2027	10%	$100,000	$101,666	$-
Total notes payable				$6,298,513	$6,335,102	$833,085
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$6,298,513	$6,335,102	$833,085

Unsecured debt A: On March 2, 2020, the Company received an unsecured loan of $200 from a shareholder. Additionally, during in March and June 2019, the Company received an additional loan of $666 from another shareholder. Both of these notes are unsecured and do not have a payment due date at an interest rate of 0.00%. During the fourth quarter 2024, the Company made a payment of $200 towards part of this unsecured loan. As of June 30, 2026, the outstanding principal balance of unsecured debt A totaled $666.

Unsecured debt I: On January 1, 2024, the Company agreed and signed a new unsecured line of credit in the principal of up to $180,000. The net proceeds from this line of credit were $82,000. The loan is unsecured and was due for repayment on June 30, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. The holder of the note can declare all or any portion of the unpaid balance, with all accrued interest, immediately due and payable. As of June 30, 2026, the outstanding principal balance of unsecured debt totaled $177,500.

Unsecured debt L: On November 14, 2024, the Company received an unsecured loan in the principal of $220,000 with a loan origination fee in the amount of $22,000, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $220,000. The loan is unsecured and the initial payment of $8,667 was due on January 24, 2025. There were two months of no payments and then interest started accruing. Once the payments started there are a total of 34 monthly payments due on the 24th day of each following month, ending October 24, 2027. As of June 30, 2026, the outstanding principal balance of unsecured debt L totaled $124,609.

Unsecured debt N: On July 21, 2025, the Company received an unsecured loan in the principal of $325,000 with a loan origination fee in the amount of $32,500, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $325,000. The loan is unsecured and is due for repayment on July 20, 2026.

Interest will accrue at an interest rate of 12% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of June 30, 2026, the outstanding principal balance of unsecured debt N totaled $357,500.

Unsecured debt O: On July 31, 2025, the Company received an unsecured loan in the principal of $75,000 with a loan origination fee in the amount of $7,500, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $75,000. The loan is unsecured and is due for repayment on January 31, 2026. Interest will accrue at an interest rate of 12% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of June 30, 2026, the outstanding principal balance of unsecured debt O totaled $82,500.

Unsecured debt P: On December 13, 2025, the Company received an unsecured loan in the principal of $75,000.  The loan is unsecured and is due for repayment on December 12, 2026.  Interest will accrue at an interest rate of 7.49% per annum on any unpaid principal amount.  As of June 30, 2026, the outstanding principal balance of unsecured debt P totaled $72,979.

Unsecured debt Q: On May 15, 2026, Donald Swanson agreed to loan 3,000,000 shares of common stock back to the company to acquire Adli Gummies, Inc.  The board of directors agreed to reissue these shares at a later date in the future.  The value of the shares was valued at $5,400,000.  As of June 30, 2026, the outstanding principal balance of unsecured debt Q totaled $5,400,000.

Unsecured debt R: On May 15, 2026, the Company assumed a prior shareholders note as part of the Adli Gummies, Inc. acquisition.  This note is unsecured and do not have a payment due date at an interest rate of 0.00%.  As of June 30, 2026, the outstanding principal balance of unsecured debt R totaled $17,682.

Unsecured debt S: On May 28, 2026, the Company received an unsecured loan in the principal of $100,000 with a loan origination fee in the amount of $10,000, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $100,000. The loan is unsecured and is due for repayment on May 27, 2027. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the holder of the note can declare all or any portion of the unpaid balance with all accrued interest immediately due and payable. As of June 30, 2026, the outstanding principal balance of unsecured debt R totaled $101,666.

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

Supplemental statements of operations information related to leases are as follows:

Months ending
June 30, 2026
Lease Cost
Cash paid for amounts included in the measurement of lease liabilities for the months ending June 2026	$-
Weighted average remaining lease term – operating leases (in years)	1.67 and 2.25
Average discount rate – operating leases	12.0% and 4.25%

June 30, 2026
Operating leases
Right-of-use assets, net of amortization of $85,163	$119,274
Right-of-use assets, net of amortization of $87,781	304,164
Total of right-of-use assets	$423,438

Short-term operating lease liabilities	$(196,815)
Long-term operating lease liabilities	(229,110)
Total operating lease liabilities	$(425,925)

The following table summarizes the future undiscounted cash payments reconciled to the lease liability:

Year Ending	Operating Leases
2025 (remaining three months)	$-
2026	104,004
2027	222,843
2028	116,078
2029 and thereafter	-
Total lease payments	$442,925
Less: Imputed interest/present value discount	$(17,000)
Present value of lease liabilities	$425,925

NOTE 6 – NOTES PAYABLE

As of the months ending June 30, 2026 and December 31, 2025, the Company had the following:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2026	Balance at December 31, 2025
Unsecured debt D	March 20, 2023	August 17, 2024	10%	330,000	-	-
Secured debt E	May 19, 2023	May 18, 2024	12.99%	131,000	-	-
Secured debt F	July 26, 2023	May 18, 2024	12.99%	196,000	-	-
Secured debt G	December 19, 2023	December 18, 2024	10%	94,600	-	-
Unsecured debt J	March 18, 2024	May 25, 2025	15%	247,300	-	-
Secured debt K	April 15, 2024	October 15, 2025	11%	36,630	-	-
Secured debt M	June 20, 2025	December 20, 2026	8.5%	173,600	-	67,184
Secured debt N	April 6, 2026	October 5, 2028	9.2%	152,880	106,933	-
Secured debt R	May 15, 2026	No Due Date	0%	165,000	165,000	-
Secured debt S	April 6, 2026	No Due Date	0%	629,000	629,000	-
Unsecured debt T	January 23, 2026	April 17, 2027	12%	176,000	133,824	-
Secured debt U	October 1, 2025	Multiple Due Date	Multiple % Rates	957,786	937,468	949,714
Secured debt V	October 1, 2025	April 12, 2030	9%	69,030	59,691	65,991
Secured debt W	October 1, 2025	October 22, 2026	49.97%	114,032	38,282	88,782
Unsecured debt X	May 15, 2026	No Due Date	Multiple % Rates	531,338	232,210	-
Total notes payable				$4,004,196	$2,302,408	$1,171,671
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$4,004,196	$2,302,408	$1,171,671

Unsecured debt D: On March 20, 2023, the Company received an unsecured loan in the principal of $330,000 with a loan origination fee in the amount of $30,000, which was fully expensed as interest expense in this period. The net proceeds from this loan were $300,000. The loan is unsecured and the initial payment of $23,359 will be due on June 17, 2023. There will be fourteen monthly payments due on the 17th day of each following month, beginning on July 17, 2023 through August 17, 2024. Interest will accrue at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2023, the Company made a total in principal payments of $163,514 towards the unsecured debt D. During 2024, the Company made a total in principal payments of $46,718 towards the unsecured debt D. On March 18, 2024, the Company agreed with the borrower to close this unsecured debt D and roll over the outstanding principal in to unsecured debt J. As of June 30, 2026, the principal balance of the note was paid off.

Secured debt E: On May 19, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $131,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $11,700 and will be due June 19, 2023 with an additional eleven payments due each 19th of the month. During 2023, the Company has made principal payments totaling $10,282 towards the secured debt E. As of June 30, 2026, the principal balance of the note was paid off.

Secured debt F: On July 26, 2023, the Company agreed to a secured loan by any consigned inventory held at fulfillment centers and any rights, title or interest in their account. The principal loan amount was $196,000 and will have a loan term of twelve months with an annual interest rate of 12.99%, with a default rate of 14.99%. The first payment of principal and interest will be $17,505 and will be due August 26, 2023 with an additional eleven payments due each 26th of the month. During 2023, the Company has made principal payments totaling $85,601 towards the secured debt F. During 2024, the Company has made principal payments totaling $110,399 towards the secured debt F. As of June 30, 2026, the principal balance of the note was paid off.

Secured debt G: On December 19, 2023, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $86,000 and will have a loan term of twelve months. The note has a cost of funds equal to 10% of the loan amount or $8,600 and will be due upon acceptance of the loan amount. A total of $283 of the interest has been expensed in 2023. A total of $2,144 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 14% of daily sales. and will be due December 21, 2023 and will continue until full amount owed is paid. During 2023, the Company has made principal payments totaling $2,074 towards the secured debt E. During 2024, the Company has made principal payments totaling $92,526 towards the secured debt E As of June 30, 2026, the principal balance of the note was paid off.

Unsecured debt J: On March 18, 2024, the Company received an unsecured loan in the principal of $247,300. The loan is unsecured and the initial payment of $19,365 will be due on April 25, 2024. There will be fourteen monthly payments due on the 25th day of each following month, beginning on April 25, 2024 through May 25, 2025. Interest will accrue at an interest rate of 15% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. The Company has accrued $4,992 in interest and will accrue an additional $8,111 of interest over the life of the loan. During 2024, the Company has made principal payments totaling $230,823 towards the unsecured debt J. As of June 30, 2026, the principal balance of the note was paid off.

Secured debt K: On April 15, 2024, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $33,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 11% of the loan amount or $3,630 and will be due upon acceptance of the loan amount. A total of $1,109 of the interest has been expensed in 2024. Payment will be made daily at a repayment rate of 6% of daily sales and will be due October 15, 2024 and will continue until full amount owed is paid. During 2024, the Company has made principal payments totaling $36,630 towards the secured debt K. As of June 30, 2026, the principal balance of the note was paid off.

Secured debt M: On June 20, 2025, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $160,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 8.5% of the loan amount or $173,600 and will be due upon acceptance of the loan amount. A total of $1,113 of the interest has been expensed in 2025. Payment will be made daily at a repayment rate of 24% of daily sales and will be due December 20, 2026 and will continue until full amount owed is paid. During 2025, the Company has made principal payments totaling $100,750 towards the secured debt M. During 2026, the Company has made principal payments totaling $72,850 towards the secured debt M.  As of June 30, 2026 the principal balance of secured debt M was paid off.

Secured debt N: On April 6, 2026, the Company agreed to a secured loan by any rights, title or interest in their account. The principal loan amount was $140,000 and will have a loan term of eighteen months. The note has a cost of funds equal to 9.2% of the loan amount or $152,880 and will be due upon acceptance of the loan amount. A total of $2,147 of the interest has been expensed in 2026. Payment will be made daily at a repayment rate of 25% of daily sales and will be due October 5, 2028 and will continue until full amount owed is paid. During 2026, the Company has made principal payments totaling $35,214 towards the secured debt N.  As of June 30, 2026 the principal balance of secured debt N was $106,933.

Unsecured debt R: On May 15, 2026, the Company executed a secured promissory note in the principal amount of $165,000.  The Company will make net profits payments immediately preceding each month until this note is paid off.  There is no interest accrued on this note except in the event of default in which interest will accrue at the rate of ten percent (10%) per annum until such time as the default is cured.  The loan is secured by all the assets of Adli Gummies.

Unsecured debt S: On May 15, 2026, the Company executed a secured promissory note in the principal amount of $629,000.  The Company will make net profits payments immediately preceding each month until this note is paid off.  There is no interest accrued on this note except in the event of default in which interest will accrue at the rate of ten percent (10%) per annum until such time as the default is cured.  The loan is secured by all the assets of Adli Gummies.

Unsecured debt T: On January 23, 2026, the Company received an unsecured loan in the principal of $193,600 with a loan origination fee in the amount of $17,600, which will be amortized over the life of the loan as interest expense. The net proceeds from this loan were $176,000. The loan is unsecured and the initial payment of $14,987 will be due on April 17, 2027. There will be fourteen monthly payments due on the 17th day of each following month, beginning on March 17, 2026 through April 17, 2026. Interest will accrue at an interest rate of 12% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. The Company has accrued $6,769 in interest and will accrue an additional $10,831 of interest over the life of the loan. During 2026, the Company has made principal payments totaling $52,836 towards the unsecured debt T. As of June 30, 2026, the principal balance of the note was $133,824.

Secured debt U:  On October 1, 2026, the Company agreed to pay several secured loans which were taken from the Gummy USA merger.  There are five loans taken out in Donald Swanson’ name which are secured by his personal property.  The interest rates range from 8.14% to 10.21%.  The notes range from 5 years to 30 years terms.  During 2026, the Company has made principal payments totaling $13,691 towards the secured debt U.  As of June 30, 2026 the principal balance of secured debt U was 937,468.

Secured debt V:  On October 1, 2026, the Company assumed a secured loans which were included in the Gummy USA merger.  This loan is secured by a vehicle.  The interest rate is 9%.  The notes due date is April 12, 2030.  The Company makes monthly payments in the total of $1,555.27.  During 2026, the Company has made principal payments totaling $6,300 towards the secured debt U.  As of June 30, 2026 the principal balance of secured debt U was 59,691.

Secured debt W:  On October 1, 2026, the Company assumed a secured loans which were included in the Gummy USA merger.  This loan is secured by company assets.  The interest rate is 49.97%.  The notes due date is October 22, 2026.  The Company makes weekly payments in the total of $2,769.23.  During 2026, the Company has made principal payments totaling $72,000 towards the secured debt U.  As of June 30, 2026 the principal balance of secured debt W was $38,282.

Unsecured debt X: On May 15, 2026 the Company assumed two unsecured loans in the Adli Gummy, Inc acquisition.  The total of the two notes was $531,338.  They are issued at an average of 7.45% interest rate.  Both loans are revolving credit with no monthly payments required.  During 2026, the Company has made principal payments totaling $492,000 towards the secured debt X.  As of June 30, 2026 the principal balance of secured debt U was $232,210.

NOTE 7 – CONVERTIBLE DEBT

As of the months ending June 30, 2026 and December 31, 2025, the Company had the following convertible debt outstanding:

Note	Issuance Date	Maturity Date	Interest Rate	Original Principal Amount	Balance at June 30, 2026	Balance at December 31, 2025
Convertible promissory note #1	July 28, 2016	January 19, 2017	8%	$15,000	$6,750	$6,750
Convertible promissory note #2	May 25, 2022	August 5, 2023	10%	154,000	-	-
Convertible promissory note #3	May 12, 2022	May 1, 2023	12%	200,000	-	-
Convertible promissory note #4	January 24, 2023	April 24, 2024	0%	388,888	-	111,330
Total notes payable				$757,888	$6,750	$118,080
Debt discount and deferred financing costs				-	-	-
Total notes payable, net				$757,888	$6,750	$118,080

Convertible promissory note #1:

On July 28, 2016, the Company executed the convertible promissory note #1 in the principal amount of $15,000, which is in default but management has not been able to make contact with this party, due to them living out of the country. The due date for this note was January 19, 2017 at an interest rate of 8%, with a default interest rate of 18%. The Company has calculated the derivative liability as if it is in default (but the note’s default interest rate stays the same at 8%) and will still accrue appropriate interest until the note is fully satisfied or converted into the Company’s common stock. The conversion option for this note coverts at a 54% discount to the market price based on the lowest trading prices in the last 20 days trading period. The outstanding balance on convertible promissory note #1 as of June 30, 2026 was $6,750.

The fair value of the derivative as of June 30, 2026 was determined to be $48,353 using the Black-Scholes option pricing model based on the following assumptions: common share price of $2.15 per share; expected exercise price of $1.204 per share; volatility of 186%; expected dividend yield of zero; and annual risk-free interest rate of 3.67%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $9,649. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #2:

On May 25, 2022, the Company executed the convertible promissory note #2 in the principal amount of $154,000 with a loan origination fee in the amount of $15,400, which was fully expensed as interest expense in this period. The net proceeds from this note were $138,600. The loan is unsecured and the initial repayment of $14,488 was due on October 5, 2022. There will be ten additional monthly payments due on the 5th day of each following month, beginning on November 5, 2022 through August 5, 2023. Interest will accrual at an interest rate of 10% per annum on any unpaid principal amount. If the Company defaults on the loan, the default interest will increase to 16% per annum. During 2022, the Company has made principal payments totaling $43,465 towards the outstanding balance on convertible promissory note #2. During 2023, the Company has made additional principal payments towards convertible promissory note #2 totaling $110,535 which settled the entire principal balance in full. As of June 30, 2026, the principal balance of the note was paid off the principal balance of the note was paid off.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based, prior to the note being paid off, on the following assumptions: common share price of $2.15 per share; expected exercise price of $6.00 per share; volatility of 189%; expected dividend yield of zero; and annual risk-free interest rate of 3.67%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $89,895. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #3:

On May 12, 2022, the Company executed the convertible promissory note #3 in the principal amount of $200,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on May 12, 2023. Interest shall accrue at the rate of 12% per annum. The outstanding balance on convertible promissory note #3 as of September 30, 2025 was paid in full. At any time on or after July 24, 2023, the holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The Company has been advised the holder of convertible promissory note #3 will be converting the full value of the outstanding principal and interest in the near future. The conversion price shall be $0.05 per share. On April 16, 2025, promissory note #3 was converted by the note holder and common stock shares were issued. As of June 30, 2026, the principal balance of the note was viewed as being fully paid.

The fair value of the derivative was determined to be $0, due to being paid off, using the Black-Scholes option pricing model based on the following assumptions: common share price of $2.15 per share; expected exercise price of $6.00 per share; volatility of 186; expected dividend yield of zero; and annual risk-free interest rate of 3.67%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $184,011. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

Convertible promissory note #4:

On January 24, 2023, the Company executed the convertible promissory note #4 in the principal amount of $388,888 with a loan origination fee in the amount of $38,888, which was fully expensed as interest expense in this period, additionally there were $12,500 of legal costs and $31,500 of agent fees in which were also fully expenses in this period. The net proceeds from this loan were $306,000. The loan is unsecured and the principal and any unpaid accrued interest shall be due and payable on October 24, 2023 with an interest rate of 0%. Any unpaid balance at that time will start to accrue interest at a default rate of 20% per annum. On October 31, 2023 the note was extended to April 24, 2024 for an additional fee in the amount of $38,889. The additional fee will be amortized over the six month and in 2023 $12,962 was expensed. As of April 23, 2024, the Company signed a promissory note for the total outstanding balance. The note will bear interest at a rate of 10% and will have twenty-six payments in total. The payments will be $16,301.68 per month and will increase on June 24, 2025 to a payment of $23,901.68. The total of principal paid during 2024 is $106,796 including debt discount. The total of principal paid during 2025 is $212,780 including debt discount. The total of principal paid during 2026 is $111,330 including debt discount. The convertible promissory note #4 was paid off during June 30, 2026 and has a balance owing of $0. The holder shall have the right, at his option, to convert the principal amount of the note, or any portion of such principal amount, plus accrued but unpaid interest into shares of the Company’s common stock. The conversion price means ninety percent (90%) of the lowest VWAP of the Company’s common stock for the five (5) consecutive Trading Days immediately preceding the date of the issuance of a Conversion Election.

The fair value of the derivative was determined to be $0 using the Black-Scholes option pricing model based on the following assumptions: common share price of $1.58 per share; expected exercise price of $0.88 per share; volatility of 186%; expected dividend yield of zero; and annual risk-free interest rate of 3.67%. The derivatives are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company originally recorded a derivative liability in the amount of $174,234. The fair value of the derivative liability is remeasured each reporting period using the Black-Scholes option pricing model, and the change in fair value is recorded as an adjustment to the derivative liabilities account with the unrealized gains or losses reflect in other income – change in fair value on derivative.

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

The derivative liabilities were valued using a Black-Scholes option pricing model with the following average assumptions:

	June 30, 2026	Upon Issuance 2026	December 31, 2025	Upon Issuance 2025
Stock Price	$2.15	$0.00	$1.99	$0.00
Exercise Price	$1.204	$0.00	$0.694–1.719	$0.00
Expected Life	0	0	0	0.00
Volatility	189%	0%	175%	0%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	3.67%	0%	3.65%	0%
Convertible Notes	12,138	0	118,080	0.00
Total Fair Value	$48,353	$0.00	$352,411	$0.00

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

During the months ended June 30, 2026, the following transactions were recorded in the account “change in fair value on derivative”: (i) the change in the fair value of these derivative liabilities for the months ended June 30, 2026 resulted in a gain of $304,058.

The details of derivative liability transactions for the months ended June 30, 2026 and year ended December 31, 2025 are as follows:

The change in Level 3 financial instrument fair value is as follows:

Balance, December 31, 2025	$625,420
Issued during the year ended December 31, 2025	-
Derivative liabilities debt premium	-
Change in fair value recognized in operations	(184,907)
Converted during the year ended December 31, 2025	(88,102)
Balance, December 31, 2025	$352,411
Issued during the months ended June 30, 2026	-
Derivative liabilities debt discount	-
Change in fair value recognized in operations	(304,058)
Converted during the months ended June 30, 2026	-
Balance, June 30, 2026	$48,353

NOTE 9 – INCOME TAXES

The effective income tax rate for the months ending June 30, 2026 and 2025 differs from the U.S. Federal statutory rate due to the following:

	June 2026	June 2025
Federal statutory income tax rate	$92,256	$92,310
Change in valuation allowance	(92,256)	(92,310)
	$-	$-

The components of the deferred tax assets and liabilities at June 30, 2026 and 2025 are as follows:

	June 2026	June 2025
Long-term deferred tax assets:
Federal net operating loss carryforwards	$92,256	$92,310
Valuation allowance	(92,256)	(92,310)
Net long-term deferred tax assets	$-	$-

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

As of June 30, 2026, there are no outstanding shares of preferred stock. All the preferred stock was converted in common stock on February 4, 2019.

Common Share Issuances

During the months ending March 31, 2026, the Company issued 20,000 shares of common stock for services.  They were issued at $1.94 per share. During the months ending June 30, 2026, the Company issued 10,000 shares of common stock for services.  They were issued at $1.70 per share.

There were no shares issued during the first quarter 2025. During the three months ending June 30, 2025, the Company issued 4,584 shares of common stock for services. They were issued at $2.00 per share. Additionally, the Company issued 147,500 shares of common stock for the conversion of the note payable. They were issued at $2.00 per share. During the three months ending September 30, 2025, the Company issued 653,458 shares of common stock for services. They were issued at $1.80 per share, but 520,958 elected to use the current 409a valuation. On July 19, 2025, the Company issued 13,075,920 shares of common stock due to the merger with Gummy USA, LLC. These shares were rescinded on September 26, 2025. The shares of common stock were reissued as of October 1, 2025. During the three months ending December 31, 2025, there were no shares issued.

Treasury Share

During the months ending June 30, 2026, the Company received back 3,000,000 shares of common stock as a loan from a shareholder which were held in the treasury.  840,480 shares were issued from the treasury in regards to the acquisition of Adli Gummies, Inc.

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2025	116,013	$7.22	1.34	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026	116,013	$7.22	1.07	$-

Vested and expected to vest at June 30, 2026	116,013	$7.22		$-

Exercisable at June 30, 2026	116,013	$7.22		$-

At June 30, 2026, the intrinsic value of these stock warrants was $0 as the exercise price of these stock warrants were greater than the market price.

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

Omnibus Stock Grant and Option Plan

The following summary of options activity for the month’s ended June 30, 2026 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2025	15,333	$6.00	1.16	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026	15,833	$6.00	0.03	$-

Vested and expected to vest at June 30, 2026	15,833	$6.00		$-
Exercisable at June 30, 2026	15,833	$6.00		$-

As of June 30, 2026, the intrinsic value of these stock options was $0 as the exercise price of these stock options were greater than the market price.

The following summary of restricted stock units’ activity for the month’s ended June 30, 2026 is presented below:

Weighted-
Weighted-
Average
Grant Date
	Shares	Fair Value
Non-vested at December 31, 2025	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2026	-	-

As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $423,910. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations.

As of December 31, 2024, the amount of unvested compensation related to issuances of restricted stock units’ fair value was $77,230. This amount will be amortized and expensed over the life of the contract and will be included in selling, general and administrative expenses in the accompanying consolidation statements of operations. As of June 30, 2026, the intrinsic value of these restricted stock unit was $0 as the Company decided to let these restricted stock units expire.

The fair value of share options, units, and warrants are estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Months Ending
	June 30, 2026	December 31, 2025
Risk-free interest rate	3.67%	4.13%
Average expected term (years)	0.55 years	1.09 years
Expected volatility	189%	171%
Expected dividend yield	-	-

NOTE 11 – BUSINESS SEGMENT INFORMATION

As of June 30, 2026, the Company operated in three reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the months ended June 30, 2026.

	CONSOLIDATED	HEALTH SUPPLEMENTS				CORPORATE
		BergaMet	Gummy USA	UBN	Adli Gummies
Revenue	3,677,956	1,797,102	872,330	-	1,008,524	-
Cost of Revenue	1,236,811	778,586	353,531	-	104,694	-
Long-lived Assets	526,647	19,154	4,766	502,727	-	-
Gain (Loss) Before Income Tax	(329,486)	(55,516)	(736,615)	(1,051)	595,833	(132,137)
Identifiable Assets	644,114	482,265	127,044	-	34,805	-
Depreciation and Amortization	348,093	1,786	346,307	-	-	-

As of December 31, 2025, the Company operated in two reportable segments (Corporate and Health Supplements) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year-ending December 31, 2025.

	CONSOLIDATED	HEALTH SUPPLEMENTS			CORPORATE
		BergaMet	Gummy USA	UBN
Revenue	4,511,997	3,751,247	760,750	-	-
Cost of Revenue	2,433,103	2,219,096	214,007	-	-
Long-lived Assets	1,140,342	186,978	450,637	502,727	-
Gain (Loss) Before Income Tax	(881,119)	53,408	(154,242)	(300)	(779,985)
Identifiable Assets	843,357	737,862	105,495	-	-
Depreciation and Amortization	152,192	1,963	150,229	-	-

Currently, BergaMet and UBN’s customers are located in the United States of American and Canada. The Company’s largest customers, Natural Grocers and Emerson Ecologics, LLC, account for less than 1% of its total sales in the months ending June 30, 2026 and year ended December 31, 2025.  Gummy USA supplies Adli Gummies goods.  Adli Gummies customers are located in the United States of American and Canada.  They have several large customers but currently due to a large order, Adli Gummies has a concentration of sales to one customer of 58% during the months ending June 30, 2026.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2026 financial statements for subsequent events through August 12, 2026, the date the financial statements were available to be issued.

On July 1st, 2026, Kevin “Duke” Pitts resigned as our President, Chief Operating Officer, and as a member of our Board of Directors.  The position of President and Chief Operating Officer will remain vacant until further notice.

On July 7th, 2026, Aaron Hefter resigned as our Chief Brand Officer. The position of Chief Brand Officer will remain vacant until further notice.

On July 17th, 2026, we entered into a Securities Purchase Agreement whereby we issued a Promissory Note in the principal amount of $258,750 to LABRYS FUND II, L.P., a Delaware limited partnership. The Note has an original issue discount of $33,750, a maturity date of one year, and bears interest at the rate of ten percent (10%) per annum (which is earned in full in advance). We received a net amount of $225,000, minus expenses, upon issuance of the Note. The Note may not be prepaid without the Holder’s consent. The Note is convertible after 180 days at a conversion price of the lesser of (i) $2.00 per share, or (ii) 75% of the lowest closing bid price of our common stock during the fifteen (15) trading days immediately preceding the conversion date. We are further required to make monthly amortization payments of principal and interest in the amount of $36,964.28 beginning January 18, 2027 and continuing for six (6) months thereafter, unless some or all of the Note has been converted into our common stock.

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

Overview

Since our acquisitions of Bergamet and UBN, we have focused on increasing revenue, maintaining our margins, and generating positive cash flow from our existing operations. In part, at least with respect to Bergamet and UBN, we have been successful in meeting these objectives and our business has remained relatively unchanged. In October 2025, we acquired GummyUSA, and in May 2026 we acquired Adli Gummies Inc. (dba Imaraïs Beauty), which accelerated our revenue growth and increased our gross profit.

We are a platform for acquiring, developing, patenting, marketing, and distributing plant-based nutraceuticals. Our proprietary and patented products target select high-growth categories within the multibillion-dollar nutraceuticals market, such as heart, brain and immune health. Our products have not been evaluated by the FDA or any similar regulatory body for safety and efficacy. Our mission is to acquire or create products with health and performance benefits that have mass consumer appeal. GummyUSA added contract manufacturing and formulation services to our offering, while Adli Gummies added a full line of functional beauty and wellness gummies, and as a result we now operate at the intersection of nutraceutical manufacturing, drug delivery innovation, and precision formulation technologies.

Guided by this mission, our first two acquisitions (in 2019 and 2020, respectively) formed our historical operating subsidiaries, BergaMet NA, LLC, which offers nutraceutical heart and immune health products, and UBN, which offers nutraceutical products for brain health. Our GummyUSA acquisition (in 2025), which is operated as our subsidiary HE Gummy USA, Inc., added technical capabilities and a manufacturing architecture to support our own needs as well as those of third-parties. Our most recent acquisition, Adli Gummies Inc. (dba Imaraïs Beauty) added beauty and wellness gummies for skincare, haircare, and women's wellness. The brand's proprietary ‘ingestible beauty' formulations and stylistic packaging create a unique consumer experience unique on the market today.

Our Financial Condition and Going Concern Issues

Our net loss from inception to December 31, 2025 was $20,121,462, and we had limited cash resources at December 31, 2025 of $146,935. Our net loss from inception to June 30, 2026 has increased slightly to $20,450,948, and our cash at June 30, 2026 increased to $189,958. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock or other means and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail and stockholders will lose their investment in our company. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, financing will likely be dilutive to our stockholders.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Introduction

We had revenues of $2,067,212 and $3,677,956, respectively, for the three and six months ended June 30, 2026, compared to $968,656 and $1,899,935, respectively, for the three and six months ended June 30, 2025. Our cost of revenue was $614,768 and $1,236,811, respectively, for the three and six months ended June 30, 2026, compared to $375,828 and $882,123, respectively, for the three and six months ended June 30, 2025.

Our operating expenses were $1,501,206 and $2,818,116, respectively, for the three and six months ended June 30, 2026, compared to $698,4344 and $1,232,267, respectively, for the three and six months ended June 30, 2025. Our operating expenses consisted entirely of general and administrative expenses.

Our net income (loss) was $(129,389) and $(329,486), respectively, for the three and six months ended June 30, 2026, compared to $67,120 and $(331,739), respectively, for the three and six months ended June 30, 2025.

Revenues and Net Operating Loss

Our revenue, cost of revenue, gross profit, operating expenses, other income (expense), and net loss for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
Revenue	$2,067,212	$3,677,956	$968,656	$1,899,935

Cost of Revenue	614,768	1,236,811	375,828	882,123

Gross Profit	1,452,444	2,441,145	592,827	1,017,812

Operating expenses:
General and administrative	1,501,206	2,818,116	698,434	1,232,267
Total operating expenses	1,501,206	2,818,116	698,434	1,232,267

Other income (expense)
Interest expenses, net of interest income	(106,632)	(191,538)	(29,259)	(63,817)
Change in fair value on derivative	21,039	304,058	201,986	(53,468)
Gain/loss of foreign transactions	4,966	4,966	-	-
Gain/loss of disposal of assets	-	(70,000)	-	-
Total other income (expense)	(80,626)	47,486	172,727	(117,285)

Net income (loss)	$(129,389)	$(329,486)	$67,120	$(331,739)

Revenues

We had revenues of $2,067,212 and $3,677,956, respectively, for the three and six months ended June 30, 2026, compared to $968,656 and $1,899,935, respectively, for the three and six months ended June 30, 2025, an increase of $1,098,556, or 113%, and $1,778,020, or 94%, respectively. We expect revenue growth to increase as our direct consumer sales and marketing efforts continue to perform.

Cost of Revenue

Our cost of revenue was $614,768 and $1,236,811, respectively, for the three and six months ended June 30, 2026, compared to $375,828 and $882,123, respectively, for the three and six months ended June 30, 2025, an increase of $238,940, or 64%, and $354,688, or 40%, respectively.

Cost of revenue as a percentage of revenues was 30% and 34%, respectively, for the three and six months ended June 30, 2026, and 39% and 46%, respectively, for the three and six months ended June 30, 2025.

General and Administrative

Our general and administrative expenses were $1,501,206 and $2,818,116, respectively, for the three and six months ended June 30, 2026, compared to $698,434 and $1,232,267, respectively, for the three and six months ended June 30, 2025, an increase of $802,772, or 115%, and $1,585,849, or 129%, respectively. In the six months ended June 30, 2026, general and administrative expenses consisted mainly of advertising of $404,022, consulting fees of $483,156, stock-based compensation $242,389, salaries and wages of $507,412 and selling fees of $280,212. In the three months ended June 30, 2025, general and administrative expenses consisted mainly of advertising of $555,501, consulting fees of $209,700, stock-based compensation $120,152, salaries and wages of $120,152 and accounting and legal fees of $99,008.

Other Income (Expense)

Other income (expense) was $(80,626) and $47,486, respectively, for the three and six months ended June 30, 2026, compared to $172,727 and $(117,285), respectively, for the three and six months ended June 30, 2025, a decrease of $253,353, or 147%, and an increase of $164,770, or 140%, respectively. In the six months ended June 30, 2026, other income (expense) consisted of interest expense, net of interest income of $(106,632), change in fair value on derivative of $21,039, and gain/loss of foreign transactions of $4,966. In the three months ended June 30, 2025, other income (expense) consisted of interest expense, net of interest income of $(63817) and change in fair value on derivative of $(53,468). Change in fair value of derivative was related to reduction in convertible debts balances and the conversion of convertible debts into shares of common stock.

Net Income (Loss)

Net income (loss) was $(129,389), or $(0.01) per share, and $(329,486), or $(0.02), respectively, per share, for the three and six months ended June 30, 2026, compared to $67,120, or $0.02 per share, and $(331,739), or $(0.11), respectively, for the three and six months ended June 30, 2025.

Our net income (loss) varies from period to period primarily because of the change in fair value on derivative and our increase in general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2026, we had positive operating cash flows. Our cash on hand as of June 30, 2026 was $189,958. While we had positive net cash from operations for both the six months ended June 30, 2026 and 2025, we have both short and medium-term cash needs. We anticipate that these needs will be satisfied through increased revenues and the issuance of debt or the sale of our securities until such time as our cash flows from operations will consistently satisfy our cash flow needs.

Our cash, current assets, total assets, and current and total liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,	Increase/
	2026	2025	(Decrease)
Cash	$189,958	$146,935	$43,022
Total Current Assets	1,679,466	1,327,317	352,149
Total Assets	32,608,849	27,824,664	2,009,634
Total Current and Total Liabilities	10,173,158	3,795,099	6,378,058

Our cash increased slightly by $43,022. Our total current assets increased slightly during the six months ended June 30, 2026 primarily as a result of our increase in accounts receivable of $419,268, offset in part by our decrease in inventory of $199,243. Our total assets increased slightly during the six months ended June 30, 2026 primarily as a result of our increase in goodwill of $2,158,042, offset in part by a decrease in our fixed assets of $348,093. Our accumulated deficit increased during the six months ended June 30, 2026, by $329,486 to $20,450,948.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2026 was $189,958. While we had positive net cash from operations for the six months ended June 30, 2026 and 2025, we have both short and medium-term cash needs and we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operating Activities

We had net cash from operating activities of $411,983 for the six months ended June 30, 2026, compared to $77,236 for the six months ended June 30, 2025. We use our cash for normal business operations. Our net cash from operating activities for the six months ended June 30, 2026 consisted of our net loss of $329,486, plus in part a change in fair value on derivative liability of $304,058 and accrued liabilities of $118,148, offset in part by depreciation and amortization of $348,093, an increase in our inventory of $344,425, and warrants issued for services of $225,389. Our net cash from operating activities for the six months ended June 30, 2025 consisted of our net loss of $331,739, plus a decrease in note receivable of $100,000, offset in part by increase in inventory of $254,337.

Investing Activities

Our net cash provided by (used in) investing activities was $95,971 for the six months ended June 30, 2026, consisting entirely of net cash from the Adli Gummies acquisition, and $(19,302) for the six months ended June 30, 2025, consisting entirely of a fixed asset purchase.

Financing Activities

Our net cash provided by (used in) financing activities for the six months ended June 30, 2026 was $(464,931), compared to $30,540 for the six months ended June 30, 2025. Our net cash used in financing activities for the six months ended June 30, 2026 consisted primarily of proceeds from the issuance of notes payable of $316,000, plus proceeds from the issuance of notes payable – related party of $100,000, offset in part by repayment of notes payable of $245,076, repayment of line of credit $492,000 and repayment of convertible debt of $106,000.

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

(a)Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2026, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three-month period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Adli Gummies Inc., effective as of May 15, 2026 and as consideration for the purchase, we issued 2,159,520 shares of Class B common stock of HE Canada (the “HE Canada Shares”) to Aaron Hefter, and 840,480 shares of our common stock to the rest of the Adli shareholders. The HE Canada Shares are exchangeable at the option of Hefter for shares of our common stock on a one-for-one basis.

There have been no other events which are required to be reported under this Item.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

None.

ITEM 6  Exhibits

(a)Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation of Grey Cloak Tech Inc. filed December 19, 2014

3.2 (1)	Certificate of Amendment of Articles of Incorporation filed October 23, 2020

3.3 (2)	Certificate of Amendment of Articles of Incorporation filed December 19, 2023

3.3 (3)	Bylaws of Grey Cloak Tech Inc.

10.1 (4)	Acquisition Agreement dated May 15, 2026

10.2 (4)	Secured Promissory Note dated May 16, 2026 in the principal amount of $165,000

10.3 (4)	Secured Promissory Note dated May 15, 2026 in the principal amount of $629,000

10.4 (4)	Consulting Services Agreement with Aaron Hefter dated May 15, 2026

10.5 (4)	Exchange Agreement dated May 15, 2026

31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the Commission on August 28, 2023.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 29, 2023.

(3)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on March 6, 2015.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 18, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthy Extracts Inc.

Dated: August 14, 2026	/s/Donald Swanson
By:Donald Swanson
Its:Chief Executive Officer